Form 10-K
period 1999-12-31
INTERNETSTUDIOS COM INC
filed 2000-03-30
CIK 1094365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

      For the fiscal year ended December 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

      Commission file number ___________

                            INTERNETSTUDIOS.COM, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                          134009696
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    1351 4TH STREET, SUITE 227
     SANTA MONICA, CALIFORNIA                                90401
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (310) 394-4025

Securities registered pursuant to

Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/   Yes    / /   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

On March 24, 2000, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $209 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates). On March 24, 2000, there were 13,750,100 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference: None.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

      InternetStudios.com, Inc. ("InternetStudios" or "Company") was incorporated in the State of Nevada on April 14, 1998 as The Enterprise, Inc. For a period of time prior to December 14, 1998, the Company was engaged in the word processing business. On December 14, 1998, InternetStudios withdrew from the word processing business in anticipation of acquiring a license to software technology for the health industry and on December 17, 1998, the Company changed its name to eHealth.com, Inc. This acquisition was not completed. On September 18, 1999, the stockholders of the Company approved a name change to InternetStudios.com, Inc. in anticipation of acquiring and developing an Internet business. The name change was effective September 21, 1999. Pursuant to an acquisition agreement, dated September 17, 1999, among eHealth.com, Inc., Mark Rutledge and Robert Maclean (together, the "Principals") and Online Films, LLC, a Delaware limited liability company ("Online Films"), the Principals agreed to transfer on their behalves, and on behalf of other beneficial owners, 91.847% of the membership interest in Online Films so that Online Films became a subsidiary of the Company. In consideration of the transfer of the Principals' membership interests, the Principals and other beneficial owners of Online Films received an aggregate of 5,632,800 shares of InternetStudios' Common Stock. As a result of the acquisition of Online Films, the prior owners of Online Films now control approximately 41% of the Company, which was renamed to InternetStudios, effective September 21, 1999. As a result of the acquisition Online Films, InternetStudios is in the business of compiling an online database of filmed entertainment and facilitating a digital market targeted at the entertainment industry.

ONLINEFILMSALES

      Effective as of January 18, 2000, the stockholders of InternetStudios approved by written consent, the contribution of substantially all of InternetStudios' assets (the "Asset Contribution") to the capital of OnlineFilmSales.com, LLC, a newly-formed Delaware limited liability company ("OnlineFilmSales"). The Asset Contribution was consummated on March 28, 2000. Included in the assets contributed to OnlineFilmSales were (i) InternetStudios' 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (as amended several times and having a final principal balance of $2,025,000), by MediaChase Ltd., a Delaware corporation ("MediaChase") in favor of InternetStudios (the "MediaChase Note"). Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill, all of InternetStudios' Stock Option Plans, all of InternetStudios' registrations with the Securities and Exchange Commission and state securities authorities and all registrations and listings with any securities exchanges, all contracts and agreements entered into by InternetStudios with respect to any commercial or private financing or the sale of InternetStudios' capital stock or other securities, InternetStudios' equity interest in InternetStudios.com UK Limited (as discussed below), and InternetStudios' rights under a Letter of Intent, dated March 15, 2000 with TAMNW, Inc. (as discussed below). As a result of the Asset Contribution, InternetStudios will conduct all operations through operating subsidiaries, of which there are currently two, OnlineFilmSales and InternetStudios.com UK Limited.

      OnlineFilmSales is a manager-managed limited liability company. Except for matters as to which the approval of the members is required by Delaware law, the manager of OnlineFilmSales has full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of OnlineFilmSales. OnlineFilmSales initially has one manager who is InternetStudios. The manager of OnlineFilmSales is elected by the affirmative vote or written consent of the holders of a majority of all voting interests of Class A members of OnlineFilmSales.

      In exchange for the assets which OnlineFilmSales received in the Asset Contribution, OnlineFilmSales issued to InternetStudios a one hundred percent Class A membership interest, constituting one hundred percent of the voting power of the Class A members of OnlineFilmSales. InternetStudios is the sole holder of a Class A membership interest in OnlineFilmSales.

      Concurrently with the Asset Contribution, two members of InternetStudios' management also made contributions to OnlineFilmSales. Heidi Lester, the Chief Executive Officer of InternetStudios, contributed to OnlineFilmSales, an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales and Steve Fredericks, the Acting President and Chief Financial Officer of InternetStudios, contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements with the Longevity-Southland Group with respect to collaboration in future projects relating to the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China in exchange for Class B Membership Interests in OnlineFilmSales. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, Online Films is now a wholly-owned subsidiary of InternetStudios.

      The holders of Class B membership interests in OnlineFilmSales are entitled to convert their interests into shares of InternetStudios' Common Stock at any time. The Class B membership interests will automatically be converted into InternetStudios' Common Stock upon the occurrence of certain transactions and in any event, on March 28, 2007. Each holder of a Class B membership interest will receive first priority (ratably) over holders of Class A membership interests upon distributions of cash by OnlineFilmSales. Such first priority will be based upon the amount of all cash which each holder of Class B membership interests would have received in the form of dividends on and proceeds from redemptions of, that number of shares InternetStudios' Common Stock into which such holder's Class B Membership Interest is convertible, if such Class B member had held those shares during the period from such member's admission as a Class B member of OnlineFilmSales to the date of such distribution of cash by OnlineFilmSales. Heidi Lester's Class B Membership Interest is convertible into 600,000 shares of InternetStudios' Common Stock and Steve Fredericks' Class B Membership Interest is convertible into 400,000 shares of InternetStudios' Common Stock.

      (HEREINAFTER, REFERENCE TO INTERNETSTUDIOS SHALL INCLUDE ITS SUBSIDIARIES, ONLINE FILMS, ONLINEFILMSALES AND INTERNETSTUDIOS.COM UK LIMITED UNLESS THE CONTEXT OTHERWISE REQUIRES).

BUSINESS STRATEGY

      InternetStudios is a development stage company with no revenues, an expectation of further significant losses and no commercially acceptable products and services. InternetStudios' operations are subject to all of the risks inherent in a growing business enterprise, including the potential of operating losses. The likelihood of InternetStudios' success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with a new business.

      InternetStudios' business plan is to compile an online database of filmed entertainment and facilitate a digital market targeted at the entertainment industry. InternetStudios envisions that the online filmed entertainment database will be available 24 hours a day, 7 days a week for the holders of rights to filmed entertainment and buyers of filmed entertainment productions to trade such rights in an open and efficient centralized forum. InternetStudios believes that by creating an online database of filmed entertainment and digital market, both producers and holders of rights to film entertainment and buyers of filmed entertainment will benefit. The online database of filmed entertainment will provide a convenient, centralized venue for producers and rights holders to market their inventories. The online database will provide access for the buyers of filmed entertainment to a central forum with information necessary to making an informed purchasing decision.

      InternetStudios is building the website to list filmed entertainment rights at WWW.ONLINEFILMSALES.COM. Listing capabilities for filmed entertainment rights on the OnlineFilmSales.com website were launched for beta testing in time for the American Film Market in February 2000. The OnlineFilmSales.com website will allow holders of rights to list on the website, filmed entertainment productions for sale. Buyers will be able to bid on and purchase these rights and all registered users will be able to browse through the productions from any place in the world at any time. The OnlineFilmSales.com website will offer buyers information on a large selection of filmed entertainment productions that was traditionally time consuming and costly to acquire. The online listing and sales market will also enable the holders of rights to reach a larger number of potential buyers and to exploit such productions more effectively than traditional industry markets.

      InternetStudios intends for transactions to take place as follows. Once a filmed entertainment rights holder pays a listing fee to list their rights on the OnlineFilmSales.com website, buyers of filed entertainment rights will be able to access information provided by the rights holders on the website, such as available rights and territories and view trailers of the filmed entertainment using technology that transmits video over the Internet. Buyers will be able to target their search for products to particular rights and particular territories. InternetStudios will facilitate the bidding process by enabling buyers to e-mail a bid to the rights holder. The rights holder will either accept the bid via e-mail or reject the bid and e-mail a counteroffer to the proposed buyer. Once an agreement is reached between the parties, InternetStudios will charge a transaction fee for matching the buyer and seller. InternetStudios plans to continually enhance the OnlineFilmSales.com website to meet the needs of buyers and sellers, and will strive to improve the user experience by incorporating user feedback and advances in technology.

      InternetStudios intends to generate revenues from listing fees, transaction fees, financing and profit participations, subscription fees and advertising fees, all as more particularly described below.

      A listing fee of between $5,000 and $100,000 per year, depending on the number of filmed entertainment products and their respective budgets, will be assessed by InternetStudios on sales companies and larger producers for the listing of the entertainment product on the OnlineFilmSales.com website. Initially, independent producers of filmed entertainment product will not be assessed a listing fee. However, InternetStudios may decide to impose a listing fee on independent producers as the business develops.

      In the event buyer and seller complete a sale through the use of the OnlineFilmSales.com InternetStudios will receive a fee for enabling the transaction. The transaction fee will vary between 2% and 15% of the negotiated sales price depending on the number of filmed entertainment rights listed by the seller on the OnlineFilmSales.com website or the amount of the negotiated sales price.

      InternetStudios' long term business plan contemplates facilitating the financing of filmed entertainment via the OnlineFilmSales.com website in 2001. InternetStudios intends to provide a forum for producers to pre-sell a portion of filmed entertainment rights and use the proceeds of the sale to cover the cost of producing and marketing filmed entertainment rights in the development stage. InternetStudios will earn a financing fee from facilitating the financing of the filmed entertainment. In addition, InternetStudios may also receive profit participations upon the release and financial success of such filmed entertainment. InternetStudios is currently exploring the feasibility of providing such services.

      After an initial introductory period, InternetStudios plans to charge a subscription fee for reportertv and studiobuzz services (as discussed below). InternetStudios anticipates that, commencing the second quarter of the year 2000, it will charge a subscription fee of approximately $30 per month for independent subscribers to access reportertv and will provide discounts for multiple users in the same organization.

      InternetStudios plans to generate advertising revenues from advertisement on its websites. Currently InternetStudios does not have any advertisers on its websites but plans to attract advertisers by marketing to potential advertisers.

      InternetStudios expects its material operating expenses to be comprised of two main expenses. The largest percentage of operating expenses is expected to be from marketing expenses including, salaries for its sales staff, fees to attend film festivals and entertainment industry forums and expenses incurred for online and offline advertising. In addition, InternetStudios expects to incur material expenses in maintaining its online database including, salaries for data entry and customer service staff, costs for compiling and researching information to be incorporated onto the onlinfilmsales.com website and costs for maintaining the hardware to operate the website.

      InternetStudios has not performed any market studies or analyses to determine the demand for or likely market acceptance of its OnlineFilmSales.com website or any other of its business concepts.

SALES AND MARKETING

      Since the acquisition of Online Films, InternetStudios' management team has focused on marketing and public relations efforts to attract vendors to list their filmed entertainment rights on the OnlineFilmSales.com web site. InternetStudios believes that much of the awareness of the OnlineFilmSales.com website will be generated by attendance at film festivals, entertainment industry forums and other events. InternetStudios has used a combination of online and offline advertising to generate awareness of InternetStudios and the OnlineFilmSales.com website.

      Once the OnlineFilmSales.com website is launched for beta testing, InternetStudios intends to generate additional brand awareness from specific promotional activities such as:

- setting up promotional booths and kiosks at major and minor film festivals; and

- enter into relationships with other websites to place links on their sites to the OnlineFilmSales.com website.

      InternetStudios expects to hire sales personnel as demand increases.

RELATIONSHIP WITH MEDIACHASE LTD.

      InternetStudios, through OnlineFilmSales, entered into two joint venture relationships with MediaChase Ltd., a Delaware corporation on March 28, 2000. MediaChase, is a Los Angeles based software company that has developed e-commerce systems and websites for telecommunications companies and specializes in database integration and website enablement of corporate processes. One joint venture, operated through ReporterTV.com, LLC, a Delaware limited liability company whose sole members are MediaChase and OnlineFilmSales, will focus on providing five segments of a business entertainment news magazine updated and broadcasted daily over the Internet in television broadcast news format, and the other joint venture, operated through StudioBuzz.com, LLC, a Delaware limited liability company whose sole members are also MediaChase and OnlineFilmSales, will focus on creating a comprehensive database of information relating to the entertainment industry. InternetStudios considered four candidates in its search for a technology partner including MediaChase, Scent Corporation, Razorfish, Inc. and Synchronicity Software. Based on discussions with management of MediaChase, MediaChase was selected because it was the most compatible partner with the relevant technological expertise and innovative ideas including the concept for a business entertainment new magazine broadcast over the Internet. InternetStudios believes that MediaChase shares its vision and is the most suitable candidate to develop its technological requirements in accordance with its business plan. Pursuant to a Consulting Agreement entered into between MediaChase and OnlineFilmSales on March 28, 2000, MediaChase has been engaged by OnlineFilmSales to provide certain services at cost in connection with the design and development of the OnlineFilmSales.com website and InternetStudios' website at WWW.INTERNETSTUDIOS.COM, subject to the future agreement by the parties to final project descriptions. In order to obtain the services of one of the principals of MediaChase on a first priority, non-exclusive basis, OnlineFilmSales has agreed in the Consulting Agreement to pay MediaChase, in addition to cost, a monthly consulting fee in the amount of $14,000 per month, plus a bonus of $11,200 per month for the months of February, March and April of 2000. Additionally, pursuant to a Consulting Agreement entered into between MediaChase and StudioBuzz, MediaChase has been engaged by StudioBuzz to provide certain services in connection with the design and development of a website, subject to the future agreement by the parties to final project descriptions. There is no affiliation between InternetStudios and MediaChase or any of MediaChase's principals.

      To fund the development of ReporterTV while the parties negotiated definitive agreements with respect to their two joint ventures, InternetStudios advanced $2,025,000 in the form of a loan as evidenced by the MediaChase Note. As a part of the Asset Contribution, InternetStudios contributed to OnlineFilmSales, all of its rights as payee under the MediaChase Note. In connection with the consummation of its two joint ventures with MediaChase, OnlineFilmSales contributed all of its rights as payee under the MediaChase Note to ReporterTV and MediaChase assigned all of its obligations as payor under the MediaChase Note to ReporterTV, as a result of which contribution and assignment, the MediaChase Note has been cancelled. In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 250,000 shares of InternetStudios' common stock, MediaChase (i) entered into the two Consulting Agreements with OnlineFilmSales and StudioBuzz, respectively, described above, (ii) contributed certain assets to ReporterTV and StudioBuzz, and (iii) contributed to OnlineFilmSales (A) a 75% membership interest in ReporterTV and (B) a one hundred percent voting interest and fifty percent economic interest in StudioBuzz. Pursuant to the terms of the Limited Liability Agreement to ReporterTV, MediaChase has a one-time right to repurchase all or any part of a 25% membership interest in ReporterTV, upon the payment of certain sums to ReportTV on or before January 31, 2001.

      MediaChase contributed to ReporterTV, all of MediaChase's right, title and interest in and to all assets related solely to its business entertainment news magazine broadcast over the Internet in television broadcast news format entitled "ReporterTV.com" and ReporterTV assumed substantially all obligations and liabilities arising under such assets (including intellectual property claims). MediaChase contributed to StudioBuzz, all of MediaChase's right, title and interest in and to all assets related solely to its concept for an online database with the capability to store and provide access to information relating to development, financing, production, talent, marketing and distribution of filmed entertainment rights, entitled "StudioBuzz.com" and StudioBuzz assumed substantially all obligations and liabilities arising under such assets.

      REPORTERTV.COM

      InternetStudios and MediaChase have agreed to jointly produce the ReporterTV.com interactive entertainment news magazine in a television format broadcast via the Internet. The broadcast is dedicated to delivering content and information similar to entertainment industry trade magazines in five segments updated daily and is targeted at producers, studio executives and other entertainment industry related businesses worldwide. The first Internet broadcast was launched on November 3, 1999. The broadcast is accessible via the Internet at WWW.REPORTERTV.COM.

      STUDIOBUZZ.COM

      InternetStudios and MediaChase have agreed to jointly create an online database with the capability to store and provide access to information relating to development, financing, production, talent, marketing and distribution of filmed entertainment rights. The database will be accessible on the web at WWW.STUDIOBUZZ.COM. As of March 28, 2000, the StudioBuzz concept is still in the planning stages. The companies anticipate that the StudioBuzz concept will not be developed until latter half of 2000. There can be no assurances that the business model for the joint venture will be successful, or that the venture will generate revenues for InternetStudios.

      INTERNETSTUDIOS.COM UK LTD.

      On February 21, 2000, InternetStudios formed InternetStudios.com UK Limited, a private limited company incorporated in England and a wholly-owned subsidiary of InternetStudios. InternetStudios.com UK Limited currently has four employees, including Aline Perry, the President of InternetStudios.com UK Limited. InternetStudios.com UK Limited intends to work closely with buyers and sellers to service their developing needs online through OnlineFilmSales and to capitalize on strategic European alliances that will further expand InternetStudios' information base.

      TAMNW, INC. AND ITSTV.COM

      As of March 15, 2000, InternetStudios entered into a letter of intent with TAMNW, Inc. pursuant to which InternetStudios will acquire all of the capital stock of TAMNW, Inc. in exchange for which InternetStudios will issue an aggregate of 250,000 shares of its Common Stock and warrants to acquire up to an aggregate of 200,000 additional shares of its Common Stock (the "Warrant Shares"). TAMNW, Inc. is the owner of the operations of itstv.com, an internet marketing and sales company of television programming. Catalogues from over 50 of the television industry's leading distributors are represented at the site, including the BBC, Carlton, Chrysalis, E!, American Public Television, HIT, King World, NBD, Screentime, RDF and TV4 (Sweden). Itstv.com also represents exclusively the worldwide distribution rights for "Tracey Takes On." The letter of intent provides that, pursuant to the definitive contract, TAMNW, Inc. will transfer to InternetStudios the name "itstv.com" subject to InternetStudios' agreement not to use the name for a period of 12 months after the effective date of the definitive agreement and thereafter in a business competitive with that of OnlineFilmSales. There is no affiliation between InternetStudios and TAMNW, Inc. or any of TAMNW, Inc.'s principals.

      COMPETITION

      As adoption of the web as a medium for commerce continues to grow, other companies may enter the market to provide a forum for auctioning filmed entertainment rights. InternetStudios has identified FilmAxis.com, FilmBazaar.com, ShowBizData.com, Reelplay.com and InHollywood.com as its principal competitors.

      InternetStudios' ability to compete successfully in the rapidly evolving Internet filmed entertainment rights market will depend upon certain factors, many of which are beyond its control. There can be no assurance that InternetStudios will be able to compete successfully. However, InternetStudios believes that it can be differentiated from its competitors in several areas, including relationships of its management in the entertainment industry, the proprietary technology being developed for its websites and its secured equity funding source.

TECHNOLOGY

      The OnlineFilmSales.com website is currently being designed and developed, on InternetStudios behalf, by MediaChase. InternetStudios' system is being designed around industry standard architectures. InternetStudios is unable to predict at this time whether its infrastructure is adequate to accommodate the volume of traffic and the number of filmed entertainment rights transactions that will actually be conducted by users on its website. The failure of InternetStudios' systems to accommodate the volume of traffic or the number of transactions could cause the website to become unstable and possibly cease to operate for periods of time. InternetStudios anticipates that it will continue to devote significant resources to develop its technology infrastructure. InternetStudios' future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the InternetStudios to adapt to such changes would harm its business.

OUR INTELLECTUAL PROPERTY

      InternetStudios regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its success. InternetStudios relies on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect its proprietary rights in products and services. InternetStudios plans to enter into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business to limit access to and disclosure of its proprietary information. Any contractual arrangements and the other steps taken by InternetStudios to protect its intellectual property may not prevent misappropriation of its technology or deter independent third-party development of similar technologies. InternetStudios has current pending applications for the servicemark of "InternetStudios.com", the trademark of "ReporterTV" and the trademark of "StudioBuzz" with the United States Patent and Trademark Office. In addition, InternetStudios owns the following domain names: manmadefilms.com, manmadepictures.com, onlinefilmmarket.com, onlinetvsales.com, reportertv.com, studiobuzz.com, OnlineFilmSales.cc, onlinetvsales.cc, reportertv.cc and studiobuzz.cc.

OUR EMPLOYEES

      As of December 31, 1999, InternetStudios had ten full time employees. As of the date hereof, InternetStudios has approximately twenty full time employees.

INDUSTRY BACKGROUND

THE FILMED ENTERTAINMENT RIGHTS MARKET

      Historically, filmed entertainment rights have been bought and sold primarily through major and minor film festivals and trade shows. Producers create over 12,000 films and hundreds of thousand of hours of television programs each year. Each project requires marketing of the distribution rights for different media, such as theatrical release, video sales and rental, video on demand, pay television, free television and the Internet, in every geographic market. This results in six or more licenses for each production in as many as 200 territories. The rise of independent feature film and television productions over the last 15 years has created a demand for a more efficient marketplace for distribution of the rights for these filmed entertainment.

      The market for filmed entertainment rights is fragmented. There is no central service available for entertainment industry executives to access information with respect to the availability and nature of filmed entertainment rights. Currently, the entertainment industry utilizes a combination of subscription database services, trade magazines and relies heavily on the networking of staff and attendance at the film markets and festivals to locate and purchase project exploitation and distribution rights or list and license their available inventories. The market is inefficient, labor intensive and the cost of concluding a licensing arrangement can be prohibitively high. InternetStudios believes that there are significant market opportunities for an easily accessible, centralized forum where entertainment industry executives and producers can buy and sell filmed entertainment rights. An online database and digital market will enable holders to list and sell any unsold filmed entertainment rights. InternetStudios also believes that the Internet provides such a forum for the transaction of filmed entertainment rights.

THE INTERNET

      The Internet has emerged as a global platform that allows millions of people to share information, communicate with each other and conduct business electronically. International Data Corporation ("IDC") estimates that the number of web users will grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003. The growing adoption of the web represents an enormous opportunity for buyers and vendors of filmed entertainment rights to conduct commerce over the Internet. IDC estimates that commerce over the Internet will increase from approximately $40 billion worldwide in 1998 to approximately $900 billion worldwide in 2003.

      Filmed entertainment rights have been historically bought and sold primarily through major and minor film festivals and trade shows. These markets are highly inefficient for the following reasons:

- their fragmented, regional nature makes it difficult and expensive for buyers and vendors to meet, exchange information and complete transactions;

-     they offer a limited breadth of filmed entertainment rights;

-     they often have high transaction costs from intermediaries; and

- they are information inefficient, as buyers and vendors lack a reliable and convenient means of setting prices for sales or purchases.

      The Internet offers for the first time the opportunity to create a compelling global marketplace that overcomes the inefficiencies associated with traditional trading of filmed entertainment rights by offering the benefits of Internet-based commerce. An Internet-based centralized trading place offers the following benefits:

- facilitates buyers and vendors meeting, listing filmed entertainment rights for sale, exchanging information, interacting with each other and, ultimately, consummating transactions;

- allows buyers and vendors to trade directly, bypassing traditional intermediaries and lowering costs for both parties;

- is global in reach, offering buyers a significantly broader selection of filmed entertainment rights to purchase and providing vendors the opportunity to sell their filmed entertainment rights efficiently to a broader base of buyers; and

- offers significant convenience, allowing trading at all hours and providing continually updated information.

      As a result, there exists a significant market opportunity for an Internet-based centralized marketplace that applies the unique attributes of the Internet to facilitate the trading of filmed entertainment rights directly from vendors to buyers.

ITEM 2. PROPERTIES

      InternetStudios maintains its offices in Santa Monica, California, Vancouver, British Columbia and London, England. Pursuant to a three year lease commencing on November 1, 1999, InternetStudios leases offices for its corporate headquarters at 1351 4th Street, Suite 227, Santa Monica, California. InternetStudios also leases office space at 1205 - 1095 West Pender Street, Vancouver, British Columbia on a month to month basis and office space at 167 Wardour Street, London, England on a month to month basis. InternetStudios does not own any real estate. InternetStudios believes that it currently has sufficient space to carry on its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      InternetStudios is not a party to any pending or threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the stockholders of InternetStudios during the fourth quarter of 1999.

      As of January 18, 2000, the stockholders of InternetStudios approved the following matters by written consent of the holders of a majority of the outstanding shares of capital stock of InternetStudios in lieu of a meeting of stockholders:

-     the terms of the transaction with MediaChase (as described in Item 1);

-     the 1999 US Stock Incentive Plan and the 1999 Non-US Stock Incentive Plan;
      and

-     the terms of the Management Agreements (as described in Item 11).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since September 23, 1999, InternetStudios' Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol "ISTS." Prior to that date, InternetStudios' Common Stock traded under the symbol "EHLC." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market." The following table sets forth the high ask and low bid information for each fiscal quarter since InternetStudios' Common Stock has been quoted on the NASD OTC Bulletin Board on September 17, 1998. The bid information was obtained from Bloomberg and FinancialWeb.com and reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------                       HIGH         LOW
                                                          -----       -----
Quarter Ended September 30, 1998...................      $ 0.03       $0.02
Quarter Ended December 31, 1998....................      $ 1.09       $0.03

FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------                       HIGH         LOW
                                                          -----       -----
Quarter Ended March 31, 1999.......................      $ 6.00       $1.09
Quarter Ended June 30, 1999........................      $10.13       $1.04
Quarter Ended September 30, 1999...................      $ 6.75       $2.00
Quarter Ended December 31, 1999....................      $ 6.50       $4.75

FISCAL YEAR ENDED DECEMBER 31, 1998
-----------------------------------                       HIGH         LOW
                                                          -----       -----
Period from January 1 to March 24, 2000............      $22.50       $5.50


      On March 24, 2000, the closing price for the common stock as reported by the NASD OTC Electronic Bulletin Board was $19.875.

      As of March 24, 2000, there were approximately 42 holders of record of the Common Stock. As of such date, 13,750,100 shares were outstanding.

      InternetStudios currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      This schedule contains summary financial information extracted from the registrant's report on Form 10-K and is qualified in its entirety to such report on Form 10.

                                                                                   Twelve months            April 14, 1998
                                                                                       ended                (inception) to
                                                                                 December 31, 1999        December 31, 1998
                                                                                --------------------      -------------------
Operating Revenues......................................................                         --                       --

General and administrative expenses.....................................                  2,730,811                   16,137

Loss from continuing operations.........................................                 (2,730,811)                 (16,137)

Loss per share..........................................................                      (0.32)                  (0.011)

Total assets............................................................                 14,151,685                   31,025


      The consolidated financial statements dated December 31, 1999 include the acquisition of Online Films, LLC effective on September 30, 1999. Accordingly, the assets of Online Films, LLC are included in the total assets at December 31, 1999. The loss from continuing operations includes the losses of Online Films, LLC since October 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

      The Company was incorporated in the State of Nevada on April 14, 1998 as The Enterprise, Inc. For a period of time prior to December 14, 1998, the Company was engaged in the word processing business. On December 14, 1998, the Company withdrew from the word processing business in anticipation of acquiring a license to software technology for the health industry and on December 17, 1998, the Company changed its name to eHealth.com, Inc. This acquisition was not completed. On September 18, 1999, the stockholders of the Company approved a name change to InternetStudios.com, Inc. in anticipation of acquiring and developing an Internet business. The name change was effective September 21, 1999. Pursuant to an acquisition agreement, dated September 17, 1999, among the Company, Mark Rutledge and Robert Maclean (together, the "Principals") and Online Films, LLC, a Delaware limited liability company, the Principals agreed to transfer on their behalves and on behalf of other beneficial owners, 91.847% of the membership interest in Online Films so that Online Films became a subsidiary of the Company. In consideration of the transfer of the Principals' membership interests, the Principals and other beneficial owners of Online Films received an aggregate of 5,632,800 shares of the Company's Common Stock. As a result of the acquisition the Company acquired a 91.847% ownership interest in Online Films and the prior owners of Online Films now control 41% of the Company, which was renamed InternetStudios, effective September 21, 1999. As a result of the acquisition of Online Films, InternetStudios is in the business of compiling an online database of filmed entertainment and facilitating a digital market targeted at the entertainment industry.

      In September 1999, InternetStudios entered into an agreement with Pacific Capital Markets Inc. to raise $8,000,000 to finance the development of a comprehensive group of services for the filmed entertainment community delivered via the Internet.

      Effective as of January 18, 2000, the stockholders of InternetStudios approved by written consent, the contribution of substantially all of InternetStudios' assets (the "Asset Contribution") to the capital of OnlineFilmSales. The Asset Contribution was consummated on March 28, 2000. Included in the assets contributed to OnlineFilmSales were (i) InternetStudios' 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (as amended several times and having a final principal balance of $2,025,000), by MediaChase in favor of InternetStudios (the "MediaChase Note"). Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill, all of InternetStudios' Stock Option Plans, all of InternetStudios' registrations with the Securities and Exchange Commission and state securities authorities and all registrations and listings with any securities exchanges, all contracts and agreements entered into by InternetStudios with respect to any commercial or private financing or the sale of InternetStudios' capital stock or other securities, InternetStudios' equity interest in InternetStudios.com UK Limited, and InternetStudios' rights under a Letter of Intent, dated March 15, 2000 with TAMNW, Inc. As a result of the Asset Contribution, InternetStudios will conduct all operations through operating subsidiaries, of which there are currently two, OnlineFilmSales and InternetStudios.com UK Limited.

      OnlineFilmSales is a manager-managed limited liability company. Except for matters as to which the approval of the members is required by Delaware law, the manager of OnlineFilmSales has full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of OnlineFilmSales. OnlineFilmSales initially has one manager who is InternetStudios. The manager of OnlineFilmSales is elected by the affirmative vote or written consent of the holders of a majority of all voting interests of Class A members of OnlineFilmSales.

      In exchange for the assets which OnlineFilmSales received in the Asset Contribution, OnlineFilmSales issued to InternetStudios a one hundred percent Class A membership interest, constituting one hundred percent of the voting power of the Class A members of OnlineFilmSales. InternetStudios is the sole holder of a Class A membership interest in OnlineFilmSales.

      Concurrently with the Asset Contribution, two members of InternetStudios' management also made contributions to OnlineFilmSales. Heidi Lester, the Chief Executive Officer of InternetStudios, contributed to OnlineFilmSales, an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales and Steve Fredericks, the Acting President and Chief Financial Officer of InternetStudios, contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements with the Longevity-Southland Group with respect to collaboration in future projects relating to the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China in exchange for Class B Membership Interests in OnlineFilmSales. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, Online Films is now a wholly-owned subsidiary of InternetStudios.

      The holders of Class B membership interests in OnlineFilmSales are entitled to convert their interests into shares of InternetStudios' Common Stock at any time. The Class B membership interests will automatically be converted into InternetStudios' Common Stock upon the occurrence of certain transactions and in any event, on March 28, 2007. Each holder of a Class B membership interest will receive first priority (ratably) over holders of Class A membership interests upon distributions of cash by OnlineFilmSales. Such first priority will be based upon the amount of all cash which each holder of Class B membership interests would have received in the form of dividends on and proceeds from redemptions of, that number of shares InternetStudios' Common Stock into which such holder's Class B Membership Interest is convertible, if such Class B member had held those shares during the period from such member's admission as a Class B member of OnlineFilmSales to the date of such distribution of cash by OnlineFilmSales. Heidi Lester's Class B Membership Interest is convertible into 600,000 shares of InternetStudios' Common Stock and Steve Fredericks' Class B Membership Interest is convertible into 400,000 shares of InternetStudios' Common Stock.

      On February 21, 2000, InternetStudios formed InternetStudios.com UK Limited, a private limited company incorporated in England and a wholly-owned subsidiary of InternetStudios. (HEREINAFTER, REFERENCE TO INTERNETSTUDIOS SHALL INCLUDE ITS SUBSIDIARIES ONLINE FILMS, ONLINEFILMSALES AND INTERNETSTUDIOS.COM UK LIMITED UNLESS THE CONTEXT OTHERWISE REQUIRES).

      InternetStudios, through OnlineFilmSales, entered into two joint venture relationships with MediaChase on March 28, 2000. One joint venture, operated through ReporterTV.com, LLC, a Delaware limited liability company whose sole members are MediaChase and OnlineFilmSales, will focus on providing five segments of a business entertainment news magazine updated and broadcasted daily over the Internet in television broadcast news format, and the other joint venture, operated through StudioBuzz.com, a Delaware limited liability company whose sole members are also MediaChase and OnlineFilmSales, will focus on creating a comprehensive database of information relating to the entertainment industry.

      InternetStudios' long term business plan contemplates facilitating the financing of filmed entertainment via the OnlineFilmSales.com website in 2001. InternetStudios intends to provide a forum for producers to pre-sell a portion of filmed entertainment rights and use the proceeds of the sale to cover the cost of producing and marketing filmed entertainment rights in the development stage. InternetStudios will earn a financing fee from facilitating the financing of the filmed entertainment. In addition, InternetStudios may also receive profit participations upon the release and financial success of such filmed entertainment. InternetStudios is currently exploring the feasibility of providing such services.

RESULTS OF OPERATIONS

      REVENUES. InternetStudios has not recognized revenues to date and does not expect to recognize revenues until after the Internet services are fully launched. Once launched, the three websites will offer various services. InternetStudios plans to charge a variety of fees, including subscription and advertising fees, for such services.

      COST OF REVENUES. InternetStudios currently has no cost of revenues because it has not recognized any revenues to date. Once InternetStudios begins to charge fees and subscriptions, as well as advertising charges, cost of revenues will primarily consist of costs associated with marketing, customer service activities, and server and network operations, and to a lesser extent, bank and escrow processing charges on fees earned on transactions, Internet connection charges, depreciation of server and network equipment and allocation of overhead.

      ADVERTISING AND MARKETING EXPENSES. Costs related to InternetStudios' advertising and marketing efforts are currently classified as general and administrative expenses. InternetStudios' advertising and marketing expenses will consist mainly of advertising expenses, creative development and promotional costs and commissions, and compensation for advertising and marketing personnel. The majority of these costs will be directed to programs designed to build brand name recognition, attract filmed entertainment companies and individuals to InternetStudios' websites, and to attract motion pictures and television programming for listing on the OnlineFilmSales.com web site.

      WEBSITE DEVELOPMENT EXPENSES. InternetStudios' website development costs as of December 31, 1999 were $632,943. However, InternetStudios expects to incur significant website development expenses in the future. The website development expenses will consist of compensation for personnel involved in the development of InternetStudios' websites and systems, and expenditures for consulting services, third-party software and other costs related to development.

      GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period from inception and ended December 31, 1999 were $2,114,005.

LIQUIDITY AND CAPITAL RESOURCES

      From inception to September 17, 1999, InternetStudios had financed its operations entirely from private placements. On September 17, 1999, InternetStudios acquired 91.847% of the membership interest of Online Films. On

September 30, 1999 InternetStudios had $1,011,659 in cash and cash equivalents. InternetStudios has had negative cash flows from operating activities in each fiscal and quarterly period to date.

      In October, 1999 InternetStudios entered into a facility lease agreement for InternetStudios' corporate headquarters with annual lease payments of $96,000 through November, 2004.

      Net cash used in operating activities was $2,750,208 for the period from inception and ended December 31, 1999.

      Pursuant to the Financing Agreement, dated September 17, 1999, among InternetStudios, Online Films and Pacific Capital Markets, Inc., Pacific Capital arranged for the sale of 1,000,000 shares of InternetStudios' Common Stock at $8 per share to investors in offshore transactions. As of December 31, 1999, a total of 562,500 shares of Common Stock were issued to five unrelated third party, non U.S. investors for a total offering price of $4,500,000. As of March 15, 2000, an additional 437,500 shares of Common Stock were issued to three additional unrelated third party, non-U.S. investors for a total offering price of $3,500,000. These offerings were done pursuant to Regulation S.

      As of March 28, 2000, an additional 80,000 shares of Common Stock were subscribed for at $10 per share by three unrelated third party, non U.S. investors for a total offering price of $800,000. This offering was done pursuant to Regulation S.

      As of March 29, 2000, an additional 950,000 shares of Common Stock were subscribed for at $10 per share by an unrelated third party, U.S.-based investor. This offering was done pursuant to Regulation D. A finder's fee of 4% will be paid pursuant to this offering.

      InternetStudios believes that its current cash balances together with the net proceeds of these financings will allow InternetStudios to fund its operations for at least the next 18 months.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As InternetStudios does not currently engage in derivative or hedging activities there will be no impact to InternetStudios' results of operations, financial position or cash flow upon the adoption of this standard.

      In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which establishes standards for certain activities of mortgage banking enterprises. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998. The adoption of SFAS No. 134 will not have an impact on InternetStudios' results of operations, financial position or cash flow.

YEAR 2000 ISSUES

      The "year 2000 problem" refers to the possible failure of many computer systems that may arise as a result of existing computer programs using only the last two digits to refer to a year. In late 1999, we assessed our information technology hardware and software, including personal computers, application and network software for year 2000 compliance readiness. As a result of our assessment, we experienced no significant disruptions in our system. We are not aware of any material problems resulting from year 2000 issues, either with our system, or the products and services of third parties. We will continue to monitor our system and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed quickly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      InternetStudios' Financial Statements, together with the report of independent certified public accountants, appear at pages F-1 through F-12 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective in 1999, Jody M. Weber, Certified Public Accountant, resigned as InternetStudios' independent chartered accountant, and InternetStudios engaged LaBonte & Co. ("LaBonte") as InternetStudios' new independent chartered accountant. Ms. Weber retired from her practice in New York and has limited her practice scope in the field of accounting.

      Prior to the engagement of LaBonte, neither InternetStudios nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on InternetStudios' financial statements.

      Ms. Weber audited InternetStudios' financial statements for the three month period from InternetStudios' inception, April 14, 1998, to July 13, 1998. Ms. Weber's report for such period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

      During the period from January 1, 1999 to December 31, 1999 and the year ended December 31, 1998, there were no disagreements with Ms. Weber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Ms. Weber, would have caused her to make reference to the subject matter of the disagreements in connection with its reports on InternetStudios' financial statements. In addition, there were no such events as described under Item 304 of Regulation S-K during the fiscal years ended December 31, 1998 and 1999.

      InternetStudios has provided Ms. Weber with a copy of the disclosures contained herein, and has requested that she furnish InternetStudios with a letter addressed to the Securities and Exchange Commission stating whether she agrees with the statements made by InternetStudios in response to Item 304 regarding her involvement with InternetStudios as independent chartered accountant and, if not, stating the respects in which she does not agree. A copy of Ms. Weber's letter is attached as an exhibit to this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table and text sets forth the names and ages of all of InternetStudios' directors and executive officers as of March 28, 2000. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of stockholders.


                           NAME                                  AGE                               POSITION

       Robert Maclean................................             44       Chairman of the Board
                                                                           Secretary, Treasurer, Vice President of Business Affairs
       Mark Rutledge.................................             40       and Director
       Michael Edwards...............................             31       Chief Operating Officer and Director
       Heidi Lester..................................             38       Chief Executive Officer
       Steven Fredericks.............................             53       Acting President and Chief Financial Officer
       Aline Perry...................................             46       President of InternetStudios.com UK Limited


      ROBERT MACLEAN has been Chairman of the Board of InternetStudios since September 1999 and served as President from September, 1999 to December 1999. Mr. Maclean will continue to act in an executive capacity for InternetStudios, however, he currently has no title or defined responsibility. For the past five years, Mr. Maclean has been an independent producer of filmed entertainment projects. He has produced over a dozen independent motion pictures and television movies including such films as CRIMINAL LAW, BRIGHT ANGEL and MAN WITH A GUN. Mr. Maclean also served as head of production at RKO Pictures in Los Angeles and has developed and produced a number of miniseries and movies of the week for ABC, CBS, and HBO. Mr. Maclean began his film career as a documentary filmmaker based in Paris, France where he produced several documentary series including, THE LAST SAILORS and THE GOLD LUST. Mr. Maclean obtained a Bachelor's of Art degree from University of Oregon and a Certificate of Advanced Motion Picture Productions from Banff School of Fine Arts.

      MARK RUTLEDGE has been Secretary, Treasurer, Vice President of Business Affairs and a director of InternetStudios since September 1999. He has a Bachelor of Arts (Honours) and a Bachelor of Laws from University of British Columbia. He was the Vice President of Business Affairs for Northwood Entertainment Corp. from 1997 to August 1999, and was the Vice President of Business Affairs for Movie Vista Productions from 1994 to 1997. As vice president of these two companies, Mr. Rutledge was responsible for negotiating and preparing contracts for film and television distribution and financing of film and television productions. Prior to these positions, Mr. Rutledge practiced law for six years, specializing in the areas of corporate finance, public offerings and entertainment law. In addition, Mr. Rutledge produced a number of award winning medical documentaries.

      MICHAEL EDWARDS has been Chief Operating Officer and a director of InternetStudios since September 1999. From 1991 to 1997, Mr. Edwards was the controller of Alik Enterprises Ltd., a small BC, Canada based business. From 1997 to 1999, Mr. Edwards was the president of Soul Rider Sports, Inc., a small consumer goods manufacturing and distribution company. Mr. Edwards serves on the board of Fedora Industries Ltd., a web-based retailer of consumer goods. This company has been at the forefront of developing alternative distribution networks using the Internet.

      HEIDI LESTER has been Chief Executive Officer of InternetStudios since September 1999. Ms. Lester has over 15 years of experience in the film acquisition and distribution industry. From 1994 to 1999, she held the position of Senior Vice President of Acquisition and Production at Summit Entertainment. In 1994, Ms. Lester was Vice President of Acquisitions at Largo Entertainment. From 1989 to 1994, Ms. Lester was in charge of the Los Angeles Liason office for the JVC Visual Software Division. She is currently the Co-Chairman of Industry Relations Committee for the American

Film Market Association ("AFMA") and is a member of the Internet Committee for AFMA. Ms. Lester has previously served as a member of the Board of Directors of AFMA.

      DR. STEVEN FREDERICKS has been Acting President and Chief Financial Officer of InternetStudios since December 1999. Mr. Fredericks will be officially appointed by the Board of Directors as President in the near future. Mr. Fredericks has over 20 years of financial and business development experience with exceptional skills in all aspects of financial management and operations including mergers, acquisitions and divestitures, financial planning, and international finance. He joined Digital Domain as the Chief Financial Officer in April 1995 and was promoted to Chief Operating Officer in January 1996. Digital Domain is the entertainment industry's leading special effects studio. Under his leadership, the company achieved its greatest growth and won two Academy Awards (Best Visual Effects) for TITANIC and WHAT DREAMS MAY COME. The company was also named the Southern California Software Company of the Year in 1997, and was selected as one of the top 250 companies in the digital universe by Red Herring magazine. Prior to joining Digital Domain, Dr. Fredericks spent 15 years at the IBM Corporation from 1979-1995 where he served in numerous financial management positions including an assignment in Paris, France as the head of Financial Plans and Controls for Europe, the Middle East and Africa. Prior to joining Digital Domain, he was responsible for mergers and acquisitions in entertainment and media for the IBM Corporation. Dr. Fredericks, who has earned a doctorate in Education from Indiana University and an MA (with Honors) in Political Science from the Graduate Division of the New School for Social Research, and an MBA education in the Graduate Division of the New School for Social Research, and an MBA (with Distinction) in Finance from New York University, taught philosophy and education in the Graduate Division of Bank Street College of Education from 1973-1979, and currently serves on the Board of Directors of the Southern California Institute of Architecture and has recently been appointed Consultative Professor of Shanghai University in China.

      ALINE PERRY has been President of InternetStudios.com UK Limited since its formation. Ms. Perry was the President of Polygram Film International between 1992 and 1999. During her tenure she oversaw the growth of a small sales operation into a major international distribution company, handling world-class pictures such as FOUR WEDDINGS AND A FUNERAL, MISTER BEAN, SLEEPERS, FARGO and NOTTING HILL. She played a key role in the development and green lighting process, and held overall responsibility for marketing, publicity, international distribution and sales.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY

The following table sets forth summary information concerning the compensation paid or earned for services rendered to InternetStudios in all capacities during the fiscal year ended December 31, 1999 to (i) the Company's Chief Executive Officer and (ii) the four other individuals who served as executive officers of InternetStudios in 1999. The executive officers of InternetStudios did not receive compensation prior to 1999.

                                                                                                    Long Term
                                               Annual Compensation                                Compensation
                     --------------------------------------------------------------------------      Awards
    Name and                                                                                        Securities
    Principal                                                                  Other Annual        Underlying          All Other
    Position                             Year     Salary ($)    Bonus ($)      Compensation        Options (1)      Compensation ($)
    ---------                            ----     ----------    ---------      ------------       ------------      ---------------
Heidi Lester,
Chief Executive Officer ............     1999         __            __              __               175,000            63,000 (2)

Robert Maclean,
Chairman of the Board ..............     1999         __            __              __               175,000            43,000 (2)

Mark Rutledge,
Secretary, Treasurer and Vice
President of Business Affairs and
Director............................     1999         __            __              __               175,000            43,000 (2)

Michael Edwards,
Chief Operating Officer and Director     1999         __            __              __               75,000             43,000 (2)

Steven Fredericks,
Acting President and Chief Financial
Officer.............................     1999         __            __              __                 __                   __

Aline Perry,
President of InternetStudios.com UK
Limited.............................     1999         __            __              __                 __                   __


(1) The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts during the fiscal years ended December 31, 1997, December 31, 1998 or December 31, 1999.

(2) The Company paid management fees to each of the executive officers indicated in the aggregate amount of $192,000 from September through December 1999. See
Item 13.

EMPLOYMENT AGREEMENTS

      InternetStudios or one of its subsidiaries intends to enter into a Management Agreement with Robert Maclean. Under Mr. Maclean's Management Agreement, Mr. Maclean will serve in an executive capacity for a term of three years. The term may be renewed upon a written agreement between the parties for two additional one year periods. The provisions of the Management Agreement will include:

- base salary of $192,000 per year, subject to an increase at the end of each year of the term determined by the Board of Directors in its sole discretion;

-     annual bonus, determined by the Board of Directors in its sole discretion;

- an option to purchase 175,000 shares of InternetStudios' Common Stock at an exercise price of $5.00 per share, subject to vesting requirements and approval of the Board of Directors and stockholders;

- customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties; and

-     noncompetition, nondisclosure and nonconsolidation covenants.

      In the event InternetStudios terminates Mr. Maclean for any reason other than death, disability, or for cause, or in the event Mr. Maclean terminates his services for cause, Mr. Maclean will be entitled to the following compensation on the eighth day after his signing a Confidential Severance Agreement and a letter confirming that he did not revoke and will take no action to revoke the Confidential Severance Agreement:

- a lump sum severance payment equal to one and one-half times his base salary;

-     any accrued and unpaid vacation or other benefits;

-     any accrued and unpaid bonus; and

-     accelerated vesting of his stock options.

      InternetStudios or one of its subsidiaries intends to enter into a Management Agreement with Mark Rutledge. Under Mr. Rutledge's Management Agreement, Mr. Rutledge will serve as Secretary, Treasurer and Vice President of Business Affairs for a term of three years. The term may be renewed upon a written agreement between the parties for two additional one year periods. The provisions of the Management Agreement will include:

- base salary of $192,000 per year, subject to an increase at the end of each year of the term determined by the Board of Directors in its sole discretion;

-     annual bonus, determined by the Board of Directors in its sole discretion;

- an option to purchase 175,000 shares of InternetStudios' Common Stock at an exercise price of $5.00 per share, subject to vesting requirements and approval of the Board of Directors and stockholders;

- customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties; and

-     noncompetition, nondisclosure and nonconsolidation covenants.

      In the event InternetStudios or one of its subsidiary, as the case may be, terminates Mr. Rutledge for any reason other than death, disability, or for cause, or in the event Mr. Rutledge terminates his services for cause, Mr. Rutledge will be entitled to the following compensation on the eighth day after his signing a Confidential Severance Agreement and a letter confirming that he did not revoke and will take no action to revoke the Confidential Severance
Agreement:

- a lump sum severance payment equal to one and one-half times his base salary;

-     any accrued and unpaid vacation or other benefits;

-     any accrued and unpaid bonus; and

-     accelerated vesting of his stock options.

      InternetStudios or one of its subsidiary intends to enter into a Management Agreement with Heidi Lester. Under Ms. Lester's Management Agreement, Ms. Lester will serve as Chief Executive Officer for a term of three years. The term may be renewed upon a written agreement between the parties for two additional one year periods. The provisions of the Management Agreement will include:

- base salary of $252,000 per year, subject to an increase at the end of each year of the term determined by the Board of Directors in its sole discretion;

-     annual bonus, determined by the Board of Directors in its sole discretion;

- an option to purchase 175,000 shares of InternetStudios' Common Stock at an exercise price of $5.00 per share, subject to vesting requirements and approval of the Board of Directors and stockholders;

- customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of her duties; and

-     noncompetition, nondisclosure and nonconsolidation covenants.

      In the event InternetStudios or its subsidiary, as the case may be, terminates Ms. Lester for any reason other than death, disability, or for cause, or in the event Ms. Lester terminates her services for cause, Ms. Lester will be entitled to the following compensation on the eighth day after her signing a Confidential Severance Agreement and a letter confirming that she did not revoke and will take no action to revoke the Confidential Severance Agreement:

- a lump sum severance payment equal to one and one-half times her base salary;

-     any accrued and unpaid vacation or other benefits;

-     any accrued and unpaid bonus; and

-     accelerated vesting of her stock options.

      InternetStudios or one of its subsidiary intends to enter into a Management Agreement with Steven Fredericks. Under Dr. Frederick's Managament Agreement, Dr. Fredericks will serve as President and Chief Financial Officer for a term of two years. The provisions of the Management Agreement will include:

- base salary of $250,000 per year, subject to an increase at the end of each year of the term, determined by the Board of Directors in its sole discretion;

-     annual bonus, determined by the Board of Directors in its sole discretion;

- an option to purchase 200,000 shares of InternetStudios' Common Stock at an exercise price of $5.00 per share, subject to vesting requirements and approval of the Board of Directors and stockholders;

- sign-on bonus of $50,000 upon successful closing of a financing from the sale of equity securities; and

- customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties.

      In the event InternetStudios or its subsidiary, as the case may be, terminates Dr. Fredericks for any reason other than death, disability, or for cause, or in the event Dr. Fredericks terminates his services for cause, Dr. Fredericks will be entitled to the following compensation on the eighth day after his signing a Confidential Severance Agreement and a letter confirming that he did not revoke and will take no action to revoke the Confidential Severance Agreement:

- a lump sum severance payment equal to one and one-half times his base salary;

-     any accrued and unpaid vacation or other benefits;

-     any accrued and unpaid bonus; and

-     accelerated vesting of his stock options.

BOARD OF DIRECTORS

      During the year ended December 31, 1999, two meetings of the Board of Directors were held. All other corporate actions were conducted by unanimous written consent of the Board of Directors. Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving InternetStudios in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

OPTION GRANTS

      The following table sets forth each grant of stock options granted during the year ended December 31, 1999 pursuant to the Company's 1999 US Stock Incentive Plan and the 1999 Non-US Stock Incentive Plan to each of the executive officers named in Item 10.


                                    Individual Grants
------------------------------------------------------------------------------------------
                                                                                              Potential Realizable Value At
                                   Number of     Percent Total                                Assumed Annual Rates of Stock
                                  Securities       of Options                                 Price Appreciation For Option
                                  Underlying       Granted to     Exercise of                 Term (2)
                                    Options       Employees in    Base Price     Expiration   -------------------------------
             Name                 Granted (#)     Fiscal Year     (1) ($/SH)        Date        5%($)           10%($)
             ----                 -----------            ----         ------        ----        -----           ------
Robert Maclean (3)..................175,000          16.55%          $5.00        12/01/04    $241,500        $533,750

Mark Rutledge (3)...................175,000          16.55%          $5.00        12/01/04    $241,500        $533,750

Michael Edwards (3).................75,000           7.10%           $5.00        12/01/04    $103,500        $228,750

Heidi Lester (4)....................175,000          16.55%          $5.00        12/01/04    $241,500        $533,750

Steven Fredericks (5)...............200,000          18.91%          $5.00        12/28/04    $276,000        $610,000

Aline Perry.........................  --               --             --             --             --              --


(1) The exercise price per share of each option was determined by the Board of Directors to be equal to the fair market value per share of the Common Stock on the date of grant.

(2) Amounts reported in these columns represent amounts that may be realized upon the exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of the

      Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(3) The indicated options were granted pursuant to the 1999 Non-US Stock Incentive Plan on December 1, 1999, subject to the approval of the stockholders of such Plan. The stockholders approved such Plan on January 18, 2000.

(4) The indicated options were granted pursuant to the 1999 US Stock Incentive Plan on December 1, 1999, subject to the approval of the stockholders of such Plan. The stockholders approved such Plan on January 18, 2000.

(5) The indicated options were granted pursuant to the US Stock Incentive Plan on December 28, 1999, subject to the approval of the stockholders of such Plan. The stockholders approved such Plan on January 18, 2000.

AGGREGATED OPTION EXERCISES AND YEAR-END VALUES

      The following table sets forth information with respect to the executive officers named in Item 10 concerning the number and value of options outstanding at the end of the last fiscal year. There were no option exercises during the last fiscal year.

                                                                                                                     Value of
                                                                                           Number of            Unexercised In-the-
                                                                                          Unexercised            Money Options at
                                                                                          Options at             December 31, 1999
Name                                                                                    December 31, 1999         Vested/Unvested
                                                                                        Vested/Unvested                (1)
----                                                                                    -----------------       -------------------

Robert Maclean...................................................................        7,292/167,708              10,938/251,562

Mark Rutledge....................................................................        7,292/167,708              10,938/251,562

Michael Edwards..................................................................         3,125/71,875               4,688/107,813

Heidi Lester.....................................................................        7,292/167,708              10,938/251,562

Steven Fredericks................................................................          0/200,000                  0/1,800,000


(1) Value as of December 31, 1999 is the difference between the option exercise price and the closing price of $6.50 as reported on the NASD OTC Bulletin Board at December 31, 1999 multiplied by the number of shares underlying the option.

STOCK OPTION PLANS

      STOCK INCENTIVE PLAN - NON-UNITED STATES RESIDENTS. The purpose of the 1999 Non-US Stock Incentive Plan is to encourage eligible participants to purchase shares of InternetStudios' Common Stock, thereby providing eligible participants with an incentive to remain associated with and promote the interests of InternetStudios. Eligible participants under the option plan are employees, directors and consultants of InternetStudios and certain related entities.

      The 1999 Non-US Stock Incentive Plan provides for the granting of awards according to the discretion of the administrator of the Plan. The highlights of the Plan are as follows:

      (a) the administrator is the Board of Directors of InternetStudios or a committee of the Board of Directors;

      (b) subject to applicable laws, including the rules of any applicable stock exchange or national market system, the plan administrator is authorized to grant any type of award to an eligible participant. An award may be:

            - shares of Common Stock of InternetStudios (including shares which may be earned upon the accomplishment of performance criteria established by the plan administrator);

            -     a stock option;

            - a stock appreciation right entitling the eligible participant to acquire a certain number of shares of Common Stock of InternetStudios or receive cash compensation based on any appreciation in the value of InternetStudios' Common Stock;

            - any right similar to a stock appreciation right, with a fixed or variable price related to the fair market value of InternetStudios' Common Stock and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the accomplishment of performance criteria or other conditions;

            - restricted stock in exchange for payment (if any) by the eligible participant and subject to restrictions on transfer, rights of first refusal, repurchase provisions, forfeiture provisions, and other terms and conditions as the plan administrator may establish;

            - performance units which may be earned in whole or in part upon the accomplishment of performance criteria established by the plan administrator and which may be settled in cash, Common Stock or other securities of InternetStudios, or a combination of cash, common stock or other securities, as determined by the plan administrator;

            - any other security with the value derived from the value of the InternetStudios' Common Stock; or

            -     any combination of the items listed above;

      (c) the maximum number of shares of Common Stock of InternetStudios that will be issuable under the 1999 Non-US Stock Incentive Plan is 500,000 shares;

      (d) there are restrictions on the granting of awards to insiders of InternetStudios;

      (e) the maximum number of shares of Common Stock with respect to which options and stock appreciation rights may be granted to any participant in any fiscal year of InternetStudios is 300,000 shares, subject to adjustment in certain circumstances;

      (f)   the term of an option will be no more than ten years;

      (g) if the exercise price or any tax required to be withheld with respect to an option is satisfied by InternetStudios or the eligible participant's employer withholding shares otherwise deliverable to the participant, the plan administrator may issue the participant an additional option, subject to terms identical to the Award Agreement under which the option was exercised, but at an exercise price determined by the plan administrator;

      (h) an option may not be sold, pledged, assigned, transferred or disposed of in any way other than by will or by the laws of descent or distribution, and may be exercised only by the option holder during his or her lifetime;

      (i) other awards will be transferable to the extent provided in each applicable Award Agreement;

      (j) subject to applicable laws, including the rules of an applicable stock exchange or national market system, an Award Agreement may permit the exercise of an incentive award for a specified period following the termination of the eligible participant's employment, in which event the award will terminate to the extent it is not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first;

      (k) subject to applicable laws, including the rules of an applicable stock exchange or national market system, the consideration to be paid for the shares of Common Stock upon exercise or purchase of an incentive award, including the method of payment, will be determined at the time of grant); provided that, in addition to any other types of consideration the plan administrator may determine, the plan administrator will be authorized to accept as consideration for the shares of Common Stock of InternetStudios:

            -     cash;

            -     check;

            - surrender of shares of InternetSutdios for a cashless exercise or purchase of the award; and

            -     any combination of the above-listed methods of payment;

      (l) the Board of Directors of InternetStudios may at any time, amend, suspend or terminate the 1999 Non-US stock incentive Plan, subject to such stockholder approval as may be required by applicable laws, including the rules of an applicable stock exchange or national market system.

      STOCK INCENTIVE PLAN - UNITED STATES RESIDENTS. The purpose of the 1999 US Stock Incentive Plan is to promote the interests of InternetStudios by encouraging eligible participants who are U.S. residents or who are subject to U.S. taxation to purchase shares of InternetStudios Common Stock, thereby providing participants with an incentive to remain associated with an promote the interests of InternetStudios in the conduct of their affairs.

      The 1999 US Stock Incentive Plan provides for the granting of such awards as the plan administrator (being the Board of Directors of InternetStudios or a committee of the Board of Directors) may determine.

      The 1999 US Stock Incentive Plan is modeled on the 1999 Non-US Stock Incentive Plan, and the foregoing discussion of the 1999-Non-US Stock Incentive Plan generally applies to the 1999 US Stock Incentive Plan, except that:

      (a) the maximum number of shares of Common Stock of InternetStudios issuable under the 1999 US Stock Incentive Plan is 1,000,000 shares;

      (b) under the 1999 US Stock Incentive Plan, options may be granted as either incentive stock options under Section 422 of the Code and the regulations thereunder (the "Incentive Stock Options") or non-incentive stock options under
Section 18 of the Code (the "Non-Qualified Stock Options");

      (c) the specific provisions under the 1999 US Stock Incentive Plan which apply to Incentive Stock Options include the following:

            - if granted to an eligible employee who at the time of the grant owns stock representing more than 10% of the voting power of all classes of stock of InternetStudios or any parent or subsidiary, an Incentive Stock Option will be limited to a maximum term of five years, and will be subject to an exercise price per share not less than 110% of the fair market value of InternetStudios' Common Stock on the date of the grant;

            - an Incentive Stock Option granted to any other eligible employee may be granted for a term not exceeding ten years at an exercise price per share not less than the fair market value of InternetStudios' Common Stock on the date of the grant; and

            - if the aggregate fair market value of InternetStudios' Common Stock subject to Incentive Stock Options which become exercisable for the first time by an eligible employee (under all plans of InternetStudios or any parent or subsidiary) exceeds US$100,000 during any calendar year, the Incentive Stock Options to which such excess value is attributable will be treated as Non-Qualified Stock Options;

      (d) any Incentive Stock Option which is not exercised following the eligible employee's termination within the time permitted by law will automatically convert to a Non-Qualified Stock Option and will thereafter be exercisable for the period specified under each applicable Award Agreement.

      (e) Non-Qualified Stock Options may be granted for a term not exceeding ten years, and unless otherwise determined by the plan administrator, the exercise price per share may not be less than the fair market value of InternetStudios' Common Stock on the date of the grant; and

      (f) the 1999 US Stock Incentive Plan has specific provisions which apply to grants of incentive awards intended to qualify as "Performance-Based Compensation", as defined under Section 162(m) of the Code, to any employees who are "covered employees" for the purposes of Section 162(m) of the Code, such as, the exercise of purchase price per share, if any, of such an award may not be less than the fair market value of InternetStudios' Common Stock on the date of the grant.

      The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Act of 1934, except to the extent that InternetStudios specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

PERFORMANCE GRAPH

     The following graph compares the annual percentage change in the cumulative total return on the Common Stock of InternetStudios with the cumulative total return of the S & P 500 and the ISDEX Internet Stock Index for the period commencing September 23, 1999 and ending December 31, 1999. The stock price performance shown on the graph below assumes: (i) $100 invested on September 23, 1999 in the Common Stock of InternetStudios and in the stocks of the companies comprising the S & P 500 and the ISDEX Internet Stock Index; and (ii) immediate reinvestment of all dividends. This stock price performance is not necessarily indicative of future price performance.

                                            9/23/99    12/31/99
InternetStudios                             $100.00    $144.44
ISDEX Internet Stock Index                  $100.00    $173.08
S & P 500                                   $100.00    $115.12

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 24, 2000 with respect to the beneficial ownership of the Common Stock of (1) each of our directors, each of our executive officers and all of our executive officers and directors as a group, and (2) each stockholder known by InternetStudios to be the beneficial owner of 5% or more of the Common Stock, and the percentage of Common Stock so owned.

      As used in this table, the term "beneficial ownership" with respect to a security is defined by Rule 13d-3 under the Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those individuals for which an address is not otherwise indicated is: 1205-1095 West Pender Street, Vancouver, British Columbia.

Beneficial Ownership of Management


                                                   NUMBER OF SHARES OF           PERCENTAGE OF OUTSTANDING
               NAME AND ADDRESS                       COMMON STOCK                    COMMON STOCK
              OF BENEFICIAL OWNER                   BENEFICIALLY OWNED             BENEFICIALLY OWNED
Robert Maclean................................          1,124,500                         8.18%

Mark Rutledge.................................          1,110,000                         8.07%

Michael Edwards...............................           100,000                          .73%


Beneficial Ownership of Management


                                                   NUMBER OF SHARES OF           PERCENTAGE OF OUTSTANDING
               NAME AND ADDRESS                       COMMON STOCK                    COMMON STOCK
              OF BENEFICIAL OWNER                   BENEFICIALLY OWNED             BENEFICIALLY OWNED
Heidi Lester (1)
1351 4th Street
Suite 227
Santa Monica, California......................              --                             --

Steven Fredericks (2)
1351 4th Street
Suite 227
Santa Monica, California......................              --                             --

Aline Perry
167 Wardour Street
London, England...............................              --                             --
Directors and Officers as a Group.............          2,334,500                        16.98%


(1) Does not include the Class B Membership Interest of OnlineFilmSales Ms. Lester acquired as of March 28, 2000 which is convertible into 600,000 shares of Common Stock.

(2) Does not include the Class B Membership Interest of OnlineFilmSales Mr. Fredericks acquired as of March 28, 2000 which is convertible into 400,000 shares of Common Stock.


Beneficial Owner of more than 5%


                                                   NUMBER OF SHARES OF           PERCENTAGE OF OUTSTANDING
               NAME AND ADDRESS                       COMMON STOCK                    COMMON STOCK
              OF BENEFICIAL OWNER                   BENEFICIALLY OWNED             BENEFICIALLY OWNED
Jayvee & Co.................................              900,000                          6.55%
c/o CIBC Mellon Global Services
320 Bay Street, P.O. Box 1
Toronto, ONT, Canada MSH 4A6


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From the date of the acquisition of Online Films through December 1999, InternetStudios' executive officers have received an aggregate of $192,000 per month in management fees for their services as executive officers. Since January 2000, InternetStudios' five executive officers have received an aggregate of $93,000 per month in management fees for their services as executive officers. Upon the effective date of the Management Agreements, these management fees will terminate and be superceded by the compensation specified in each such officer's Management Agreement. See Item 10.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)   Financial Statements

      (2)      Exhibits


         EXHIBIT                  DESCRIPTION
         -------                  -----------
         2.1 (1)                  Acquisition Agreement

         3.1 (1)                  Articles of Incorporation

         3.2 (1)                  Certificate of Amendment of Articles of Incorporation

         3.3 (1)                  Certificate of Amendment of Articles of Incorporation

         3.4 (1)                  By-laws

         3.5 (1)                  Amended By-laws

         10.1 (1)                 Financing Agreement

         10.2 (1)                 Consulting Agreement

         10.3 (1)                 Letter Agreement between InternetStudios and MediaChase

         10.4 (1)                 Secured Promissory Note and Allonge to Secured Promissory Note

         10.5 (1)                 Allonge to Secured Promissory Note dated November 21, 1999

         10.6 (1)                 Allonge to Secured Promissory Note dated February 1, 2000

         10.7*                    Allonge to Secured Promissory Note dated March 27, 2000

         10.8*                    Allonges to Secured Promissory Note dated March 28, 2000

         10.9*                    Termination Agreement dated March 28, 2000

         10.10*                   Limited Liability Agreement of OnlineFilmSales.com, LLC

         10.11*                   Contribution, Assignment, and Assumption Agreement by InternetStudios

         10.12*                   Consulting Agreement between OnlineFilmSales.com, LLC and Mediachase Ltd.
                                  to StudioBuzz.com LLC

         10.13*                   Limited Liability Company Agreement of Reportertv.com, LLC

                                  Contribution, Assignment, and Assumption Agreement by Mediachase Ltd. and

         10.14*                   Dot To Watch to Reportertv.com, LLC

         10.15*                   Limited Liability Company Agreement of StudioBuzz.com, LLC


         10.16*                   Contribution, Assignment, and Assumption Agreement by Mediachase Ltd.

         10.17*                   Consulting Agreement between StudioBuzz.com, LLC and Mediachase, Ltd.

         10.18*                   1999 Non-US Stock Incentive Plan

         10.19*                   1999 US Stock Incentive Plan

         10.20*                   Loan Agreement between Pacific Capital Markets Inc. and InternetStudios

         10.21*                   Promissory Note from InternetStudios to Pacific Capital Markets
                                  (Included in Exhibit 10.20)

         10.22*                   Memorandum and Articles of Association of InternetStudios.com UK Limited

         10.23*                   Letter Agreement between InternetStudios and MediaChase

         16.1(1)                  Letter of Jody M. Weber, Certified Public Accountant

         21.1*                    List of Subsidiaries

         24.1*                    Power of Attorney (Included in signature page)

         27.1*                    Financial data schedule


(1) Incorporated herein by reference to the exhibits to InternetStudios' Registration Statement on Form 10 (File No. 000-27363), as amended.

*Filed herewith.

(b)   Reports on Form 8-K.

      There were no reports on Form 8-K filed by InternetStudios during the fourth quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNETSTUDIOS.COM, INC.
                                          a Nevada corporation


                                          By: /S/ HEIDI LESTER
                                             ----------------------------------
                                              Heidi Lester
                                              Chief Executive Officer

                                POWER OF ATTORNEY

      We, the undersigned officers and directors of InternetStudios.com, Inc., hereby severally constitute and appoint Heidi Lester and Mark Rutledge, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable InternetStudios.com, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 28th day of March, 2000.

/S/ HEIDI LESTER
-------------------------------------
Heidi Lester
Chief Executive Officer


/S/ MARK RUTLEDGE
-------------------------------------
Mark Rutledge
Secretary, Treasurer, Vice President
Business Affairs and Director


/S/ MICHAEL EDWARDS
-------------------------------------
Michael Edwards
Chief Operating Officer and Director


/S/ STEVEN FREDERICKS
-------------------------------------
Steven Fredericks
Acting President and Chief Financial Officer


/S/ ROBERT MACLEAN
-------------------------------------
Robert Maclean
Director

                            INTERNETSTUDIOS.COM, INC.
                          (FORMERLY EHEALTH.COM, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1999 AND DECEMBER 31, 1998




AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  [LETTERHEAD]


                                AUDITORS' REPORT

--------------------------------------------------------------------------------


To the Board of Directors of InternetStudios.com, Inc.

We have audited the consolidated balance sheets of InternetStudios.com, Inc. (a development stage company) as at December 31, 1999 and December 31, 1998 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and December 31, 1998 and the results of its operations and the changes in stockholders' equity and cash flows for the periods then ended in accordance with generally accepted accounting principles in the United States.

                                                             "LABONTE & CO."

                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 29, 2000 except for Note 9 which is dated March 28, 2000


                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                   CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 1 regarding the Company's ability to continue as a going concern. Our report to the directors dated February 29, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

                                                             "LABONTE & CO."

                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 29, 2000

                            INTERNETSTUDIOS.COM, INC.
                          (FORMERLY EHEALTH.COM, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,      December 31,
                                                                                                        1999              1998
-----------------------------------------------------------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS

   Cash and short-term investments                                                                $  661,124          $ 10,025
   Taxes recoverable                                                                                  17,963                 -
   Due from related party                                                                            137,940                 -
   Prepaids and deposits                                                                             506,245                 -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1,323,272            10,025

GOODWILL (Note 3)                                                                                 11,454,123                 -
LOANS RECEIVABLE (Note 4)                                                                          1,306,849            20,000
FURNITURE AND EQUIPMENT, net of depreciation                                                          66,441                 -
INCORPORATION COSTS                                                                                    1,000             1,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                $ 14,151,685          $ 31,025
===================================================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                       $  531,453          $  8,862
-------------------------------------------------------------------------------------------- ---------------- -----------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value, 100,000,000 shares authorized
      1999 - 13,312,500, 1998 - 7,117,200 issued and outstanding                                       7,736             7,117
   Additional paid-in capital                                                                     16,359,444            31,183
   Deficit accumulated during the development stage                                               (2,746,948)          (16,137)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  13,620,232            22,163
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                $ 14,151,685          $ 31,025
===================================================================================================================================



        The accompanying notes are an integral part of these consolidated financial statements

                            INTERNETSTUDIOS.COM, INC.

                          (FORMERLY EHEALTH.COM, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           April 14, 1998                      April 14, 1998
                                                                           (inception) to        Year ended    (inception) to
                                                                             December 31,      December 31,      December 31,
                                                                                     1999              1999              1998
-----------------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising and marketing                                                   $  126,476         $ 126,476            $    -
   Amortization and depreciation                                                  612,808           612,808                 -
   Consulting fees                                                                660,969           660,969                 -
   Management fees                                                                195,200           192,000             3,200
   Office and general                                                             134,241           123,267            10,974
   Professional fees                                                              225,282           225,282                 -
   Travel and accommodation                                                       135,586           133,623             1,963
   Wages and benefits                                                              23,443            23,443                 -
   Website development costs                                                      632,943           632,943                 -
-----------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                       $ 2,746,948        $2,730,811          $ 16,137
===================================================================================================================================


BASIC NET LOSS PER SHARE                                                            $0.48            $ 0.32             $0.01
===================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                      5,675,950         8,611,289         1,528,145
===================================================================================================================================



        The accompanying notes are an integral part of these consolidated financial statements


                                      F-4
                            INTERNETSTUDIOS.COM, INC.

                          (FORMERLY EHEALTH.COM, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM APRIL 14 1998 (INCEPTION) TO DECEMBER 31, 1999


                                                                                                       Deficit
                                                                                                     accumulated
                                                                                     Additional      during the
                                                        Number of                     Paid In        development
                                                         shares         Amount        Capital           stage           Total
-----------------------------------------------------------------------------------------------------------------------------------
Common stock issued for cash                              7,117,200       $ 7,117       $  31,183           $    -      $   38,300

Net loss for the period                                           -             -               -          (16,137)        (16,137)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                7,117,200         7,117          31,183          (16,137)         22,163

Share split on a 3 for 1 basis                           14,234,400             -               -                -               -

Share consolidation on a 3 for 1 basis                  (14,234,400)            -               -                -               -

Common stock issued for acquisition of Online
   Films, LLC                                             5,632,800           563      11,828,317                -      11,828,880

Common stock issued for cash pursuant to
   Regulation S offering                                    562,500            56       4,499,944                -       4,500,000

Net loss for the period                                           -             -               -       (2,730,811)     (2,730,811)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                               13,312,500       $ 7,736    $ 16,359,444     $ (2,746,948)   $ 13,620,232
===================================================================================================================================



        The accompanying notes are an integral part of these consolidated financial statements


                                      F-5
                            INTERNETSTUDIOS.COM, INC.

                          (FORMERLY EHEALTH.COM, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            April 14, 1998                      April 14, 1998
                                                                            (inception) to        Year ended    (inception) to
                                                                              December 31,      December 31,      December 31,
                                                                                      1999              1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $ (2,746,948)     $ (2,730,811)        $ (16,137)
  Adjustments to reconcile net loss to net cash from operating activities:
  - amortization and depreciation                                                  612,808           612,808                 -
  - net changes in working capital items                                          (616,068)         (624,930)            8,862
-----------------------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                               (2,750,208)       (2,742,933)           (7,275)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of furniture and equipment                                           (61,401)          (61,401)                -
  Incorporation costs                                                               (1,000)                -            (1,000)
  Cash acquired on acquisition of Online Films, LLC                                363,759           363,759                 -
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                               301,358           302,358            (1,000)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans receivable                                                              (1,291,635)       (1,271,635)          (20,000)
  Advances to related party                                                       (136,691)         (136,691)                -
  Net proceeds on sale of common stock                                           4,538,300         4,500,000            38,300
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                             3,109,974         3,091,674            18,300
-----------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              661,124           651,099            10,025

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           -            10,025                 -
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  661,124        $  661,124          $ 10,025
===================================================================================================================================


CASH AND CASH EQUIVALENTS CONSISTS OF:
  Cash                                                                          $  413,716        $ 413,716           $ 10,025
  Short-term investments                                                           247,408          247,408                  -
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                $  661,124        $ 661,124           $ 10,025
===================================================================================================================================




        The accompanying notes are an integral part of these consolidated financial statements

                           INTERNETSTUDIOS.COM, INC.
                          (FORMERLY EHEALTH.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998 the Company changed it's name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc. Effective September 30, 1999 the Company acquired a 91.847% interest in Online Films, LLC, a private Delaware company developing a business of compiling an online database of filmed entertainment and facilitating a digital marketplace targeted at the entertainment industry. Concurrently, Online Films, LLC entered into a financing agreement with Pacific Capital Markets Inc. ("PCMI") to provide start-up capital and to raise $8,000,000 for the development of the business of which $4,500,000 was raised to December 31, 1999 and $3,500,000 was raised subsequently.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiary are in the development stage, have not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. Refer to Note 9 - Subsequent Events.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of the Company and its subsidiary Online Films, LLC which was acquired on September 30, 1999.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

GOODWILL
Goodwill arising on the acquisition of Online Films, LLC is amortized straight-line over five years commencing October 1, 1999.

FURNITURE AND EQUIPMENT
Furniture and equipment is carried at acquisition cost less accumulated depreciation on a 30% declining balance basis.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

                           INTERNETSTUDIOS.COM, INC.
                          (FORMERLY EHEALTH.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
--------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

WEBSITE DEVELOPMENT COSTS
Website development costs are expensed as incurred.


NOTE 3 - ACQUISITION OF ONLINE FILMS, LLC
--------------------------------------------------------------------------------

a) By agreement dated September 17, 1999 and effective September 30, 1999 the Company acquired a 91.847% interest in Online Films, LLC in consideration for the issuance of 5,632,800 restricted common shares valued at $2.10 per share for a total purchase price of $11,828,880. This business combination has been accounted for using the purchase method of accounting and as the fair value of liabilities exceeds the fair value of identifiable assets no minority interest arises on the acquisition. The purchase price has been allocated as follows:


      Assets acquired at fair value:

           Current assets                                                   $   521,562
           Capital assets                                                        15,000
           Goodwill                                                          12,056,971
                                                                         ---------------

                                                                             12,593,533

      Liabilities assumed at fair value:

           Notes payable                                                       (756,302)
           Accounts payable                                                      (8,351)
                                                                         ---------------

      Purchase price 5,632,800 shares                                      $ 11,828,880
                                                                         ===============

      Online Films, LLC was formed on July 23, 1999 and commenced operations August 27, 1999. Online Films, LLC is in the development stage of its internet based business and has not generated any revenues to date.

b) Concurrent with the acquisition of Online Films, LLC the Company entered into a financing agreement and a consulting agreement with Pacific Capital Markets Inc. ("PCMI") whereby PCMI has agreed to raise $8,000,000 of new financing for the development of the Company's business and to provide public relations, investor relations and advertising services. The financing is for the sale of 1,000,000 shares of common stock pursuant to Regulation S of the United States Securities Act of 1933 at a price of $8.00 per share for proceeds of $8,000,000 which was completed in March, 2000. The consulting agreement is for the period October 1, 1999 to September 30, 2000 with a fee totalling $2,000,000 payable as follows:


      October 1, 1999                                                       $ 250,000  (paid)
      October 18, 1999                                                        250,000  (paid)
      November 15, 1999                                                       500,000  (paid)
      January 15, 2000                                                        500,000  (paid subsequently)
      March 15, 2000                                                          500,000  (paid subsequently)
                                                                        --------------

                                                                          $ 2,000,000
                                                                        ==============

                           INTERNETSTUDIOS.COM, INC.
                          (FORMERLY EHEALTH.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 4 - LOAN RECEIVABLE
--------------------------------------------------------------------------------

Online Films, LLC entered into an agreement in principle on September 9, 1999, subject to a definitive contract, to enter into two joint ventures with MediaChase Ltd., a Los Angeles based software development company. MediaChase Ltd. has developed e-commerce systems and websites and specializes in database integration and website enablement of corporate processes. MediaChase Ltd. is also engaged to design and develop the Company's websites.

At December 31, 1999 the Company had advanced $1,306,849 including accrued interest by way of demand loan to fund the development of the first joint venture, ReporterTV.com. This loan bears interest at the rate of 10% per year. Upon execution of a definitive contract it is the intention of the parties that these loans will form part of the Company's $1,500,000 contribution of development funds to the joint ventures. Refer to Note 9 - Subsequent Events.


NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company paid management fees to four senior officers totalling $192,000 for services provided for the four month period ended December 31, 1999.

The Company has obtained shareholder and board approval to enter into formal employment contracts with five officers of the Company. The contracts provide for a combined base salary of $1,112,000 per annum for terms ranging from two to three years and granting of stock options providing the right to acquire a total of 850,000 shares of common stock at a price of $5 per share to be vested over the term of the contracts. In addition the Company has agreed to issue 200,000 shares of common stock to one officer and pay $50,000 as a signing bonus to two officers subject to completion of raising additional equity capital. The contracts include a severance provision of 150% of base salary which totals $1,668,000 for these five officers.

The Company made advances of $136,691 to a private company controlled by a director. These advances are secured by a secured promissory note, bear interest at 10% per annum and are due on or before March 31, 2000.

Refer to Note 9.


NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's initial capitalization was 100,000,000 common shares with a par value of $.001 per share. On December 17, 1998 the par value was decreased to $.0001 per share. On March 15, 1999 the Company split its outstanding shares on a three for one basis, resulting in an increase in the number of shares outstanding from 7,117,200 to 21,351,600 common shares. On September 23, 1999 the Company consolidated its outstanding shares on a three for one basis, resulting in a decrease in the number of shares outstanding from 21,351,600 to 7,117,200 common shares. Refer to Note 9 - Subsequent Events.

Effective December 1, 1999, the Company adopted a U.S. Stock Incentive Plan for a maximum of 1,000,000 shares of common stock and a non-U.S. Stock Incentive Plan for a maximum of 500,000 shares of common stock. At December 31, 1999 the Company had granted a total of 1,012,500 options to certain officers, employees and consultants. These options are exercisable at a price of $5.00 per share which vest on a cumulative pro rate basis over periods of 24 or 36 months. At year end a total of 25,625 stock options had vested.

The Company has elected under FAS 123 to continue to measure compensation cost for stock options granted to officers and employees by the intrinsic value method set out in APB Opinion No. 25. As options have been granted at exercise prices based on the market price of the Company's shares at the date of grant, no intrinsic value adjustment has been recorded. However, options granted to non-employee consultants are measured at their fair market value at the date of issuance and recognized by a charge against income over their service term.

Application of the fair value of each option grant that was fully vested would result in an additional stock-based compensation expense of $107,000 for the year ended December 31, 1999.

                           INTERNETSTUDIOS.COM, INC.
                          (FORMERLY EHEALTH.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $2,100,000 at December 31, 1999. These carryforwards will expire, if not utilized, beginning in 2013.

The Company has deferred tax assets amounting to approximately $714,000 at December 31, 1999, related to the net operating loss carryovers. The realization of the benefits from these deferred tax assets appears uncertain due to recurring net losses. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of each period.


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEASE COMMITMENTS
Online Films, LLC leases office space under an operating lease which expires October 31, 2002. Future minimum rental commitments amount to $96,000 for 2000, $96,000 for 2001, and $80,000 for 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

CONCENTRATION OF CREDIT RISK
The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

UNCERTAINTY DUE TO THE YEAR 2000 ISSUE
The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company have been fully resolved.

OTHER
Refer to Note 4 .


NOTE 9 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

The Company received subscriptions for 437,500 shares at $8.00 per share for proceeds of $3,500,000 to complete its Regulation S financing for $8,000,000.

The Company obtained a loan of US$1,000,000 from Pacific Capital Markets, Inc. on March 13, 2000. This loan is unsecured, bears interest at 12% per annum and is due on April 12, 2000.

The Company entered into a letter of intent dated March 15, 2000 to acquire a private California corporation involved in the licensing of television rights in consideration for the issuance of 250,000 shares of common stock and a two year warrant to acquire up to 200,000 additional shares at an exercise price of $10 per share. This acquisition is subject to due diligence and execution of a definitive purchase agreement.

                           INTERNETSTUDIOS.COM, INC.
                          (FORMERLY EHEALTH.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 9 - SUBSEQUENT EVENTS (CON'T)
--------------------------------------------------------------------------------

The Company arranged a private placement offering of 2,000,000 shares of common stock at a price of $10 per share for gross proceeds of $20,000,000 subject to a minimum offering of $10,000,000 and a maximum offering of $30,000,000. The Company has engaged a private company controlled by a relative of an officer and director to assist in the private placement and has agreed to pay a finder's fee of 4% of proceeds, payable 50% in cash and 50% in shares of common stock valued at $10 per share.

On February 21, 2000, the Company formed InternetStudios.com UK Limited, a private limited company incorporated in England and a wholly-owned subsidiary of the Company.

ONLINEFILMSALES

Effective as of January 18, 2000, the stockholders of The Company approved by written consent, the contribution of substantially all of the Company's assets to the capital of OnlineFilmSales.com, LLC, a newly-formed Delaware limited liability company ("OnlineFilmSales"). The Asset Contribution was consummated on March 28, 2000. Included in the assets contributed to OnlineFilmSales were (i) the Company's 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (having a final principal balance of $2,025,000), by MediaChase Ltd. Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill. As a result of the Asset Contribution, the Company will conduct all operations through operating subsidiaries, of which there are currently two, OnlineFilmSales and InternetStudios.com UK Limited.

In exchange for the assets which OnlineFilmSales received in the Asset Contribution, OnlineFilmSales issued a one hundred percent Class A membership interest, constituting one hundred percent of the voting power of the Class A members of OnlineFilmSales. The Company is the sole holder of a Class A membership interest in OnlineFilmSales.

Concurrently with the Asset Contribution, two officers of the Company also made contributions to OnlineFilmSales. Heidi Lester, the Chief Executive Officer, contributed an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales and Steve Fredericks, the Acting President and Chief Financial Officer contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements with the Longevity-Southland Group for the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China in exchange for Class B Membership Interests in OnlineFilmSales. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, Online Films is now a wholly-owned subsidiary.

The holders of Class B membership interests in OnlineFilmSales are entitled to convert their interests into shares of Common Stock at any time. The Class B membership interests will automatically be converted into the Company's Common Stock upon the occurrence of certain transactions and in any event, on March 28, 2007. Each holder of a Class B membership interest will receive first priority over holders of Class A membership interests upon distributions of cash by OnlineFilmSales. Such first priority will be based upon the amount of all cash which each holder of Class B membership interests would have received in the form of dividends on and proceeds from redemptions of, that number of shares of Common Stock into which such holder's Class B Membership Interest is convertible, if such Class B member had held those shares during the period from such member's admission as a Class B member of OnlineFilmSales to the date of such distribution of cash by OnlineFilmSales. Heidi Lester's Class B Membership Interest is convertible into 600,000 shares of Common Stock and Steve Fredericks' Class B Membership Interest is convertible into 400,000 shares of Common Stock.

MEDIACHASE LTD.

The Company, through OnlineFilmSales, entered into two joint venture relationships with MediaChase Ltd. on March 28, 2000. One joint venture, operated through ReporterTV.com, LLC, a Delaware limited liability company whose sole members are MediaChase and OnlineFilmSales, will focus on providing five segments of a business entertainment news magazine updated and broadcast daily

                           INTERNETSTUDIOS.COM, INC.
                          (FORMERLY EHEALTH.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS (CON'T)
--------------------------------------------------------------------------------

over the Internet in television broadcast news format, and the other joint venture, operated through StudioBuzz.com LLC, a Delaware limited liability company whose sole members are also MediaChase and OnlineFilmSales, will focus on creating a comprehensive database of information relating to the entertainment industry. Pursuant to a Consulting Agreement entered into between MediaChase and OnlineFilmSales on March 28, 2000, MediaChase has also been engaged by OnlineFilmSales to provide certain services at cost in connection with the design and development of the OnlineFilmSales.com and internetstudios.com websites. Additionally, pursuant to a Consulting Agreement entered into between MediaChase and StudioBuzz, MediaChase has been engaged by StudioBuzz to provide certain services at cost in connection with the design and development of a website, subject to the future agreement by the parties to final project descriptions.

To fund the development of ReporterTV while the parties negotiated definitive agreements with respect to their two joint ventures, the Company advanced $2,025,000 in the form of a loan as evidenced by the MediaChase Note. (Refer to Note 4.) As a part of the Asset Contribution, the Company contributed to OnlineFilmSales, all of its rights as payee under the MediaChase Note. In connection with the consummation of its two joint ventures with MediaChase, OnlineFilmSales contributed all of its rights as payee under the MediaChase Note to ReporterTV and MediaChase assigned all of its obligations as payor under the MediaChase Note to ReporterTV and as a result the MediaChase Note has been cancelled. In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 250,000 shares of the Company's common stock, MediaChase (i) entered into the two Consulting Agreements with OnlineFilmSales and StudioBuzz,
(ii) contributed certain assets to ReporterTV and StudioBuzz, and (iii) contributed to OnlineFilmSales a 75% membership interest in ReporterTV and a 100% voting interest and 50% economic interest in StudioBuzz.