Form 10-Q
period 2000-03-31
INTERNETSTUDIOS COM INC
filed 2000-05-15
CIK 1094365

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

         For the transition period from _________ to _________

                        Commission file number: 000-27363
                                                -----------

                            INTERNETSTUDIOS.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Nevada                                     134009696
--------------------------------------------       ----------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification Number)


                           1351 4th Street, Suite 227
                         Santa Monica, California 90401
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:   (310) 394-4025

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of March 31, 2000, the issuer had 14,700,000 shares of Common Stock issued and outstanding.

                            INTERNETSTUDIOS.COM, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (Unaudited) - March 31, 2000 and
                    December 31, 1999
                  Consolidated Statements of Operation (Unaudited) - Three
                    Months Ended March 31, 2000 and 1999 and Inception to December 31, 1999
                  Consolidated Statements of Stockholders' Equity (Unaudited) Consolidated Statements of Cash Flows (Unaudited) - For the
                    Period Ended March 31, 2000
                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                            INTERNETSTUDIOS.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                MARCH 31,                 DECEMBER 31,
                                                                                  2000                       1999
----------------------------------------------------------------------------------------------------------------------------

                                              ASSETS

CURRENT ASSETS
     Cash and short-term investments                                            $  1,595, 051                $   661,124
     Taxes recoverable                                                                 31,254                     17,963
     Due from related party                                                           136,691                    137,940
     Prepaids and deposits                                                            759,671                    506,245
                                                                         -----------------------    ------------------------
                                                                                    2,522,667                  1,323,272
                                                                         -----------------------    ------------------------

GOODWILL                                                                           14,463,091                 11,454,123
LOANS RECEIVABLE                                                                           --                  1,306,849
FURNITURE AND EQUIPMENT, NET OF DEPRECIATION                                          316,694                     66,441
INCORPORATION COSTS                                                                     1,000                      1,000
                                                                         -----------------------    ------------------------
                                                                                   14,780,785                 12,828,413
                                                                         -----------------------    ------------------------

                                                                                $  17,303,452                $14,151,685
                                                                         =======================    ========================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $     606,622                $   531,453
     Notes Payable                                                                  1,000,000                        --
                                                                         -----------------------    ------------------------

                                                                                    1,606,622                    531,453

COMMITMENTS AND CONTINGENCIES                                                             --                          --

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                          437,507                         --

STOCKHOLDER'S EQUITY
     Common Stock $.0001 par value, 100,000,000 shares authorized
       2000 - 14,700,000, 1999 - 13,312,500 issued and outstanding                      7,780                      7,736
     Additional paid-in capital                                                    21,610,427                 16,359,444
     Retained Earnings                                                             (6,358,884)                (2,746,948)
                                                                         -----------------------    ------------------------
                                                                                   15,259,323                 13,620,232
                                                                         -----------------------    ------------------------

                                                                                $  17,303,452                $14,151,685
                                                                         =======================    ========================


                            INTERNETSTUDIOS.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)



                                                      THREE MONTHS             THREE MONTHS
                                                          ENDED                   ENDED                  INCEPTION TO
                                                        MARCH 31,               MARCH 31,                DECEMBER 31,
                                                          2000                     1999                      1999
--------------------------------------------------------------------------------------------------------------------------
REVENUES                                           $              --          $            --              $         --

OPERATING EXPENSES
     Advertising and Marketing                               515,214                       --                   126,476
     Amortization of goodwill                                690,400                       --                   603,598
     Depreciation                                              6,091                       --                     9,210
     Consulting fees                                         530,632                   20,000                   660,969
     Management fees                                         154,762                    3,200                   195,200
     Office and general                                      171,610                   18,056                   134,241
     Professional fees                                       254,189                       --                   225,282
     Travel and accommodation                                182,195                    5,889                   135,586
     Wages and benefits                                      408,587                       --                    23,443
     Website development costs                               691,051                       --                   632,943
                                                   --------------------    ---------------------     ---------------------

OPERATING LOSS                                            (3,604,731)                 (47,145)               (2,746,948)

OTHER INCOME (LOSS)                                           (7,205)                      --                        --
                                                   --------------------    ---------------------     ---------------------

NET LOSS FOR THE PERIOD                            $      (3,611,936)      $          (47,145)       $       (2,746,948)
                                                   ====================    =====================     =====================

BASIC NET LOSS PER SHARE                           $           (0.27)      $            (0.01)       $            (0.48)
                                                   --------------------    ---------------------     ---------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                13,564,835                7,117,200                 5,675,950
                                                   ====================    =====================     =====================

                            INTERNETSTUDIOS.COM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                             DEFICIT
                                                                                                            ACCUMULATED
                                                                                         ADDITIONAL         DURING THE
                                                     NUMBER OF                             PAID IN            DEFICIT
                                                       SHARES            AMOUNT            CAPITAL             STAGE
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUED FOR CASH                          7,117,200       $      7,117      $     31,183      $          --

NET LOSS FOR THE PERIOD                                      --                 --                --            (16,137)
                                                   ---------------    --------------    --------------    ----------------

BALANCE, DECEMBER 31, 1998                            7,117,200              7,117            31,183            (16,137)

SHARE SPLIT ON A 3 FOR 1 BASIS                       14,234,400                 --                --                 --

SHARE CONSOLIDATION ON A 3 FOR 1 BASIS              (14,234,400)                --                --                 --

COMMON STOCK ISSUED FOR ACQUISITION OF ONLINE
  FILMS, LLC                                          5,632,800                563        11,828,317                 --

COMMON STOCK ISSUED FOR CASH PURSUANT TO
  REGULATION S  OFFERING                                562,500                 56         4,499,944                 --

NET LOSS FOR THE PERIOD                                      --                 --                --         (2,730,811)
                                                   ---------------    --------------    --------------    ----------------

BALANCE, DECEMBER 31, 1999                           13,312,500       $      7,736      $ 16,359,444      $  (2,746,948)

COMMON STOCK ISSUED FOR CASH PURSUANT TO
  REGULATION S  OFFERING                                437,500                 44         3,499,956                 --

CLASS B MEMBERSHIP ISSUED IN ONLINEFILMSALES.COM
  LLC TO MANAGEMENT                                          --                 --         1,751,027                 --


SUBSCRIPTION FOR COMMON STOCK ISSUED PURSUANT TO
  REGULATION D, RULE 506 OFFERING                       950,000                 95           949,905                 --

SUBSCRIPTION RECEIVABLE FOR COMMON STOCK ISSUED
  PURSUANT TO REGULATION D, RULE 506 OFFERING                --                (95)         (949,905)                --

NET LOSS FOR THE PERIOD                                      --                 --                --         (3,611,936)
                                                   ---------------    --------------    --------------    ----------------

BALANCE, MARCH 31, 2000                              14,700,000       $      7,780      $ 21,610,427      $  (6,358,884)
                                                   ===============    ==============    ==============    ================







                                                          TOTAL
---------------------------------------------------------------------
COMMON STOCK ISSUED FOR CASH                          $    38,300

NET LOSS FOR THE PERIOD                                   (16,137)
                                                     ----------------

BALANCE, DECEMBER 31, 1998                                 22,163

SHARE SPLIT ON A 3 FOR 1 BASIS                                 --

SHARE CONSOLIDATION ON A 3 FOR 1 BASIS                         --

COMMON STOCK ISSUED FOR ACQUISITION OF ONLINE
  FILMS, LLC                                           11,828,880

COMMON STOCK ISSUED FOR CASH PURSUANT TO
  REGULATION S  OFFERING                                4,500,000

NET LOSS FOR THE PERIOD                                (2,730,811)
                                                     ----------------

BALANCE, DECEMBER 31, 1999                            $13,620,232

COMMON STOCK ISSUED FOR CASH PURSUANT TO
  REGULATION S  OFFERING                                3,500,000

CLASS B MEMBERSHIP ISSUED IN ONLINEFILMSALES.COM
  LLC TO MANAGEMENT                                     1,751,027


SUBSCRIPTION FOR COMMON STOCK ISSUED PURSUANT TO
  REGULATION D, RULE 506 OFFERING                         950,000

SUBSCRIPTION RECEIVABLE FOR COMMON STOCK ISSUED
  PURSUANT TO REGULATION D, RULE 506 OFFERING            (950,000)

NET LOSS FOR THE PERIOD                                (3,611,936)
                                                     ----------------

BALANCE, MARCH 31, 2000                              $ 15,259,323
                                                     ================


                            INTERNETSTUDIOS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDING MARCH 31, 2000


                                   (UNAUDITED)

                                                                                                              INCEPTION TO
                                                                     MARCH 31,          MARCH 31,              DECEMBER 31,
                                                                      2000                1999                     1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                          $ (3,611,936)         $(31,008)           $(2,746,948)
     Adjustments to reconcile net loss to net cash from operating activities:
         Amortization of goodwill                                          690,400                --                603,598
         Depreciation                                                        6,091                --                  9,210
         Changes in assets and liabilities
            Prepaids and deposits                                         (238,423)              983                     --
            Accounts payable and accrued expenses                           75,169                --                     --
            Other                                                          (12,041)               --               (616,068)
                                                                   ----------------    ---------------     ------------------

CASH USED IN OPERATING ACTIVITIES                                       (3,090,740)          (30,025)            (2,750,208)
                                                                   ----------------    ---------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of furniture and equipment                                (48,596)               --                (61,401)
     Incorporation costs                                                       --                 --                 (1,000)
     Cash acquired on acquisition of subsidiary                            306,628                --                363,759
                                                                   ----------------    ---------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                       258,032                --                301,358
                                                                   ----------------    ---------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans receivable                                                     (733,365)           20,000             (1,291,635)
     Issuance of notes payable                                           1,000,000                --                     --
     Advances to related party                                                --                  --               (136,691)
     Net proceeds on sale of Common Stock                                3,500,000                --              4,538,300
                                                                   ----------------    ---------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                     3,766,635            20,000              3,109,974
                                                                   ----------------    ---------------     ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                      933,927           (10,025)               661,124

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  661,124            10,025                     --
                                                                   ----------------    ---------------     ------------------

CASH AND EQUIVALENTS, END OF PERIOD                                     $1,595,051         $      --               $661,124
                                                                   ================    ===============     ==================


                            INTERNETSTUDIOS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------


NOTE 1 - PRINCIPALS OF CONSOLIDATION


-------------------------------------------------


InternetStudios.com (the "Company") was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 to InternetStudios.com, Inc. Effective September 30, 1999, the Company acquired a 91.847% interest in Online Films, LLC ("Online Films"), a private Delaware company developing a business of compiling an online database of filmed entertainment and facilitating a digital marketplace targeted at the entertainment industry. On February 21, 2000, the Company formed InternetStudios.com UK Limited, a private limited company incorporated in England and a wholly owned subsidiary of the Company.


The accompanying condensed consolidated financial statements include the accounts of InternetStudios and its subsidiaries after elimination of all significant intercompany accounts and transactions. Preparation of financial statements in accordance with generally accepted accounting principals requires the use of management estimates and assumptions. Actual results could differ from those estimates.


The financial information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for this interim period are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.


NOTE 2 - ASSET CONTRIBUTION TO ONLINEFILMSALES.COM, LLC

-------------------------------------------------

Effective as of January 18, 2000, the stockholders of the Company approved by written consent the contribution of substantially all of the Company's assets to the capital of OnlineFilmSales.com, LLC, a newly formed Delaware limited liability company ("OnlineFilmSales"). The Asset Contribution was consummated on March 28, 2000. Included in the assets contributed to OnlineFilmSales were (i) the Company's 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (having a final principal balance of ($2,025,000), by MediaChase Ltd. Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill. As a result of the Asset Contribution, the Company will conduct all operations through operating subsidiaries, of which there are currently two, OnlineFilmSales and InternetStudios.com UK Limited.

In exchange for the assets, which OnlineFilmSales received in the Asset Contribution, OnlineFilmSales issued a Class A membership interest, constituting one hundred percent of the voting power of the Class A interest. The Company is the sole holder of a Class A membership interest in OnlineFilmSales.

Concurrently with the Asset Contribution, two officers of the Company also made contributions to OnlineFilmSales. Heidi Lester, the Chief Executive Officer, contributed an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales valued at $1,050,016 and Steve Fredericks, the Acting President and Chief Financial Officer contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements with the Longevity-Southland Group for the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China in exchange for Class B Membership Interests in OnlineFilmSales valued at $700,011. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, Online Films is now a wholly owned subsidiary.

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





NOTE 3 - INVESTMENTS IN JOINT VENTURES

-------------------------------------------------



The Company, through OnlineFilmSales, entered into two joint venture relationships with MediaChase Ltd. ("MediaChase") on March 28, 2000. One joint venture, operated through ReporterTV.com, LLC, a Delaware limited liability company whose sole members are MediaChase and OnlineFilmSales, will focus on providing five segments of a business entertainment news magazine updated and broadcast daily over the Internet in television broadcast news format. The other joint venture, operated through StudioBuzz.com, LLC, a Delaware limited liability company whose sole members are also MediaChase and OnlineFilmSales, will focus on creating a comprehensive database of information relating to the entertainment industry.

To fund the development of ReporterTV while the parties negotiated definitive agreements with respect to their two joint ventures, the Company advanced $2,025,000 in the form of a loan as evidenced by the MediaChase Note. As a part of the Asset Contribution, the Company contributed to OnlineFilmSales, all of its rights as payee under the MediaChase Note. In connection with the consummation of its two joint ventures with MediaChase, OnlineFilmSales contributed all of its rights as payee under the MediaChase Note to ReporterTV and MediaChase assigned all of its obligations as payor under the MediaChase Note to ReporterTV, and as a result the MediaChase Note has been cancelled. In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 250,000 shares of the Company's Common Stock valued at $437,507, MediaChase (i) entered into the two Consulting Agreements with OnlineFilmSales and StudioBuzz, (ii) contributed certain assets to ReporterTV and StudioBuzz, and (iii) contributed to OnlineFilmSales a 75% membership interest in ReporterTV and a 100% voting interest and 50% economic interest in StudioBuzz. Pursuant to the terms of the Limited Liability Agreement to ReporterTV, MediaChase has a one-time right to repurchase all or any part of a 25% membership interest in ReporterTV, upon the payment of certain sums to ReporterTV on or before January 31, 2001. Both ventures are consolidated in these financial statements.



NOTE 4 - CAPITAL STOCK


-------------------------------------------------


On March 15, 2000 the Company received cash for 437,500 shares at $8.00 per share for gross proceeds of $3,500,000 to complete its Regulation S financing for $8,000,000.

The Company received subscriptions for 950,000 shares at $10.00 per share pursuant to Rule 506 of Regulation D. The stock was issued on March 29, 2000.

The Company received subscriptions for 95,000 shares at $10.00 per share pursuant to Regulation S. The stock was issued on April 11, 2000.


NOTE 5 - NOTES PAYABLE


-------------------------------------------------


The Company obtained a note payable of US$1,000,000 from Pacific Capital Markets, Inc. on March 13, 2000. This loan is unsecured, bears interest at 12% per annum and is due on April 12, 2000. This has been paid in full.


NOTE 6 - SUBSEQUENT EVENTS


-------------------------------------------------


The Company arranged a private placement offering of 2,000,000 shares of Common Stock at a price of $10 per share for gross proceeds of $20,000,000 subject to a minimum offering of $10,000,000 and a maximum offering of $30,000,000. The Company has engaged a private company controlled by a relative of an officer and director to assist in the private placement and has agreed to pay a finder's fee of 4% of proceeds, payable 50% in cash and 50% in shares of Common Stock valued at $10 per share. As of April 11, 2000, the Company has closed subscriptions for 1,445,000 shares of Common Stock priced at $10 per share representing gross proceeds of $14,450,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company was incorporated in the State of Nevada on April 14, 1998 as The Enterprise, Inc. For a period of time prior to December 14, 1998, the Company was engaged in the word processing business. On December 14, 1998, the Company withdrew from the word processing business in anticipation of acquiring a license to software technology for the health industry and on December 17, 1998; the Company changed its name to eHealth.com, Inc. This acquisition was not completed. On September 18, 1999, the stockholders of the Company approved a name change to InternetStudios.com, Inc. in anticipation of acquiring and developing an Internet business. The name change was effective September 21, 1999. Pursuant to an acquisition agreement, dated September 17, 1999, among the Company, Mark Rutledge and Robert Maclean (together, the "Principals") and Online Films, LLC, a Delaware limited liability company, the Principals agreed to transfer on their behalves and on behalf of other beneficial owners, 91.847% of the membership interest in Online Films so that Online Films became a subsidiary of the Company. In consideration of the transfer of the Principals' membership interests, the Principals and other beneficial owners of Online Films received an aggregate of 5,632,800 shares of the Company's Common Stock. As a result of the acquisition, the Company acquired a 91.847% ownership interest in Online Films. As a result of the acquisition of Online Films, InternetStudios is in the business of compiling an online database of filmed entertainment and facilitating a digital market targeted at the entertainment industry.


Effective as of January 18, 2000, the stockholders of InternetStudios approved by written consent the contribution of substantially all of InternetStudios' assets (the "Asset Contribution") to the capital of OnlineFilmSales. The Asset Contribution was consummated on March 28, 2000. Included in the assets contributed to OnlineFilmSales were (i) InternetStudios' 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (as amended several times and having a final principal balance of $2,025,000), by MediaChase in favor of InternetStudios (the "MediaChase Note"). Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill, all of InternetStudios' Stock Option Plans, all of InternetStudios' registrations with the Securities and Exchange Commission and state securities authorities and all registrations and listings with any securities exchanges, all contracts and agreements entered into by InternetStudios with respect to any commercial or private financing or the sale of InternetStudios' capital stock or other securities, InternetStudios' equity interest in InternetStudios.com UK Limited, and InternetStudios' rights under a Letter of Intent, dated March 15, 2000 with TAMNW, Inc. As a result of the Asset Contribution, InternetStudios will conduct all operations through operating subsidiaries, of which there are currently two, OnlineFilmSales and InternetStudios.com UK Limited.


OnlineFilmSales is a manager-managed limited liability company. Except for matters as to which the approval of the members is required by Delaware law, the manager of OnlineFilmSales has full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of OnlineFilmSales. OnlineFilmSales initially has one manager, which is InternetStudios. The manager of OnlineFilmSales is elected by the affirmative vote or written consent of the holders of a majority of all voting interests of Class A members of OnlineFilmSales.

In exchange for the assets which OnlineFilmSales received in the Asset Contribution, OnlineFilmSales issued to InternetStudios a Class A membership interest, constituting one hundred percent of the voting power of the Class A members of OnlineFilmSales. InternetStudios is the sole holder of a Class A membership interest in OnlineFilmSales.

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

InternetStudios, through OnlineFilmSales, entered into two joint venture relationships with MediaChase on March 28, 2000. One joint venture, operated through ReporterTV.com, LLC, a Delaware limited liability company whose sole members are MediaChase and OnlineFilmSales, will focus on providing five segments of a business entertainment news magazine updated and broadcasted daily over the Internet in television broadcast news format. The other joint venture, operated through StudioBuzz.com, a Delaware limited liability company whose sole members are also MediaChase and OnlineFilmSales, will focus on creating a comprehensive database of information relating to the entertainment industry.

InternetStudios' long-term business plan contemplates facilitating the financing of filmed entertainment via the OnlineFilmSales.com website in 2001. InternetStudios intends to provide a forum for producers to pre-sell a portion of filmed entertainment rights and use the proceeds of the sale to cover the cost of producing and marketing filmed entertainment rights in the development stage. InternetStudios will earn a financing fee from facilitating the financing of the filmed entertainment. In addition, InternetStudios may also receive profit participations upon the release and financial success of such filmed entertainment. InternetStudios is currently exploring the feasibility of providing such services.

RESULTS OF OPERATIONS


REVENUES. InternetStudios has not recognized to date and does not expect to recognize revenues until after the Internet services are fully launched. Once launched, the three websites will offer various services. InternetStudios plans to charge a variety of fees, including commission, subscription and advertising fees, for such services.

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

ADVERTISING AND MARKETING EXPENSES. Costs related to InternetStudios' advertising and marketing efforts for the three months ended March 31, 2000 totaled $515,214. InternetStudios' advertising and marketing expenses consist mainly of advertising expenses, creative development and promotional costs and commissions, and compensation for advertising and marketing personnel. The majority of these costs are directed to programs designed to build brand name recognition, attract filmed entertainment companies and individuals to InternetStudios' websites, and to attract motion pictures and television programming for listing on the OnlineFilmSales.com web site.

WEBSITE DEVELOPMENT EXPENSES. InternetStudios' website development costs as of December 31, 1999 were $632,943 and $691,051 for the period January 1, 2000 to March 31, 2000. The website development expenses consist of compensation for personnel involved in the development of InternetStudios' websites and systems, and expenditures for consulting services, third-party software and other costs related to development.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period from January 1, 2000 to March 31, 2000 were $1,701,975.

DEPRECIATION AND THE AMORTIZATION OF GOODWILL. InternetStudios' depreciation and goodwill expenses consist primarily of expenses related to fixed assets, the acquisition of OnlineFilmSales and the equity interest in ReporterTV.com. The total for the period ending March 31, 2000 was $696,491.


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

In October 1999 InternetStudios entered into a facility lease agreement for InternetStudios' corporate headquarters with annual lease payments of $96,000 through November 2004.

Net cash used in operating activities was $3,090,740 for the period from January 1, 2000 to March 31, 2000.

Pursuant to the Financing Agreement, dated September 17, 1999, among InternetStudios, Online Films and Pacific Capital Markets, Inc., Pacific Capital arranged for the sale of 1,000,000 shares of InternetStudios' Common Stock at $8 per share to investors in offshore transactions. As of December 31, 1999, a total of 562,500 shares of Common Stock were issued to five unrelated third party, non-U.S. investors for a total offering price of $4,500,000. As of March 15, 2000, an additional 437,500 shares of Common Stock were issued to three additional unrelated third party, non-U.S. investors for a total offering price of $3,500,000. These offerings were done pursuant to Regulation S.

As of March 29, 2000, an additional 950,000 shares of Common Stock were subscribed for at $10 per share by an unrelated third party, U.S.-based investor. This offering was done pursuant to Regulation D. A finder's fee of 4% will be paid pursuant to this offering.

InternetStudios believes that its current cash balances together with the net proceeds of these financings will allow InternetStudios to fund its operations for at least the next 18 months based upon the Company's estimated revenues. However, should a shortfall in revenue projections occur, the Company's management may seek to raise additional capital within the next 9 months.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


        Not applicable.

                                              PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

As of March 15, 2000, the Company issued 437,500 shares of Common Stock for an aggregate offering price of $3,500,000 to three unrelated third party, non-U.S. investors pursuant to Regulation S.

As of March 29, 2000, the Company issued 950,000 shares of Common Stock for an aggregate offering price of $950,000 to a U.S.-based investor pursuant to Rule 506 of Regulation D.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27.1  Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INTERNETSTUDIOS.COM, INC.
                                  --------------------------------------
                                               (Registrant)



Date:    May 12, 2000             By:      /s/ HEIDI LESTER
                                           ------------------------------
                                            Heidi Lester
                                            Chief Executive Officer
                                            (Duly authorized officer)



Date:    May 12, 2000             By:      /s/ STEVEN FREDERICKS
                                           ------------------------------
                                           Steven Fredericks
                                           President and Chief Financial Officer
                                           (Principal financial officer)