Form 10-Q
period 2000-06-30
INTERNETSTUDIOS COM INC
filed 2000-08-14
CIK 1094365

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2000

/ / Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from _________ to _________

                        Commission file number: 000-27363

                            INTERNETSTUDIOS.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                              134009696
------------------------------------------   ----------------------------
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


                                 Not applicable
-------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, the issuer had 15,342,000 shares of Common Stock issued and outstanding.

                            INTERNETSTUDIOS.COM, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Cash Flows (Unaudited) - For the Period Ended June 30, 2000

            Consolidated Statements of Stockholders' Equity (Unaudited)

            Consolidated Statements of Operation (Unaudited) - Three Months Ended June 30, 2000 and 1999 and Inception to December 31, 1999

            Consolidated Balance Sheets (Unaudited) - June 30, 2000 and December 31, 1999

            Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                            INTERNETSTUDIOS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                    INCEPTION TO
                                                              JUNE 30,            JUNE 30,           DECEMBER 31,
                                                                2000                1999                 1999
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss for the period                                 $(9,637,392)          $(31,008)           $(2,746,948)
     Adjustments to reconcile net loss to net cash from
     operating activities:
         Amortization of goodwill                              1,420,800                 --                603,598
         Depreciation                                             42,569                 --                  9,210
         Changes in assets and liabilities
            Prepaids and deposits                               (209,954)                --                     --
            Accounts payable and accrued expenses               (115,105)               983                     --
            Accounts receivable                                    2,925                 --                     --
            Other                                                (63,374)                --               (616,068)
                                                            --------------    ---------------     ------------------
CASH USED IN OPERATING ACTIVITIES                             (8,139,623)           (30,025)            (2,750,208)
                                                            --------------    ---------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of furniture and equipment                     (571,378)                --                (61,401)
     Acquisition of subsidiary                                  (232,274)                --                     --
     Incorporation costs                                                                 --                 (1,000)
     Interest Income                                              55,816                 --                     --
     Cash acquired on acquisition of subsidiary                  306,628                 --                363,759
                                                            --------------    ---------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES                            (441,208)                --                301,358
                                                            --------------    ---------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans receivable                                           (733,365)            20,000             (1,291,635)
     Issuance of notes payable                                        --                 --                     --
     Advances to related party                                        --                 --               (136,691)
     Net proceeds on sale of Common Stock                     17,550,000                 --              4,538,300
                                                            --------------    ---------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES                          16,816,635             20,000              3,109,974
                                                            --------------    ---------------     ------------------
INCREASE IN CASH AND CASH EQUIVALENTS                          8,235,804            (10,025)               661,124

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        661,124             10,025                     --
                                                            --------------    ---------------     ------------------
CASH AND EQUIVALENTS, END OF PERIOD                           $8,896,928            $    --               $661,124
                                                            ==============    ===============     ==================

                            INTERNETSTUDIOS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                ADDITIONAL         DURING THE
                                            NUMBER OF                             PAID IN            DEFICIT
                                              SHARES            AMOUNT            CAPITAL             STAGE               TOTAL
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUED FOR CASH                 7,117,200       $      7,117      $     31,183      $           --        $    38,300

NET LOSS FOR THE PERIOD                             --                 --                --             (16,137)           (16,137)
                                           --------------    --------------    --------------    ----------------    -------------
BALANCE, DECEMBER 31, 1998                   7,117,200              7,117            31,183             (16,137)            22,163

SHARE SPLIT ON A 3 FOR 1 BASIS              14,234,400                 --                --                  --                 --

SHARE CONSOLIDATION ON A 3 FOR 1 BASIS     (14,234,400)                --                --                  --                 --

COMMON STOCK ISSUED FOR ACQUISITION OF
ONLINE FILMS, LLC                            5,632,800                563        11,828,317                  --         11,828,880

COMMON STOCK ISSUED FOR CASH PURSUANT TO
REGULATION S OFFERING                          562,500                 56         4,499,944                  --          4,500,000

NET LOSS FOR THE PERIOD                             --                 --                --          (2,730,811)        (2,730,811)
                                           --------------    --------------    --------------    ----------------    -------------
BALANCE, DECEMBER 31, 1999                  13,312,500       $      7,736      $ 16,359,444      $   (2,746,948)       $13,620,232

COMMON STOCK ISSUED FOR CASH PURSUANT TO
REGULATION S  OFFERING                         437,500                 44         3,499,956                  --          3,500,000

CLASS B MEMBERSHIP ISSUED IN
ONLINEFILMSALES.COM LLC TO MANAGEMENT               --                 --         1,751,027                  --          1,751,027

COMMON STOCK ISSUED
PURSUANT TO REGULATION D, RULE 506 OFFERING  1,445,000                145        14,049,695                  --         14,049,840

ADVISORY FEE                                    27,000                 --                --                  --                 --

COMMON STOCK ISSUED FOR ACQUISITION OF ALL
CAPITAL STOCK OF ITSTV.COM                     120,000                 12         1,199,988                  --                 --

NET LOSS FOR THE PERIOD                             --                 --                --          (9,637,392)        (9,637,392)
                                           --------------    --------------    --------------    ----------------    -------------
BALANCE, JUNE 30, 2000                      15,342,000             $7,937      $ 36,860,122      $  (12,384,340)      $ 24,483,707
                                           ==============    ==============    ==============    ================    =============

                            INTERNETSTUDIOS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                                   SIX MONTHS             THREE MONTHS
                                                      ENDED                   ENDED                  INCEPTION TO
                                                    JUNE 30,                 MARCH 31,                DECEMBER 31,
                                                      2000                     1999                      1999
-------------------------------------------------------------------------------------------------------------------
REVENUES                                       $           5,355       $              --         $               --

OPERATING EXPENSES
     Advertising and Marketing                         2,133,866                      --                    126,476
     Amortization of goodwill                          1,420,800                      --                    603,598
     Depreciation                                         42,569                      --                      9,210
     Consulting fees                                   1,299,369                   20,000                   660,969
     Management fees                                     320,030                    3,200                   195,200
     Office and general                                  532,516                   18,056                   134,241
     Professional fees                                   309,134                      --                    225,282
     Travel and accommodation                            349,732                    5,889                   135,586
     Wages and benefits                                1,685,634                      --                     23,443
     Website development costs                         1,604,912                      --                    632,943
                                               --------------------    ---------------------     ---------------------
OPERATING LOSS                                        (9,698,563)                 (47,145)               (2,746,948)

OTHER INCOME (LOSS)                                       55,815                      --                        --
                                               --------------------    ---------------------     ---------------------
NET LOSS FOR THE PERIOD                        $      (9,637,392)      $          (47,145)       $       (2,746,948)
                                               ====================    =====================     =====================

BASIC NET LOSS PER SHARE                       $           (0.67)      $            (0.01)       $            (0.48)
                                               --------------------    ---------------------     ---------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            14,402,154                7,117,200                 5,675,950
                                               ====================    =====================     =====================


                            INTERNETSTUDIOS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       FOR THE PERIODS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                JUNE 30,                 DECEMBER 31,
                                                                  2000                       1999

---------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS

     Cash and short-term investments                            $   8,896,928                $   661,124
     Taxes recoverable                                                 34,330                     17,963
     Due from related party                                           137,941                    137,941
     Prepaids and deposits                                            296,291                    506,245
                                                           ---------------------    ------------------------
                                                                    9,365,490                  1,323,272
                                                           ---------------------    ------------------------

GOODWILL                                                           15,164,965                 11,454,123
LOANS RECEIVABLE                                                           --                  1,306,849
ACCOUNTS RECEIVABLE                                                     2,925                         --
FURNITURE AND EQUIPMENT, NET OF DEPRECIATION                          803,183                     66,441
INCORPORATION COSTS                                                     1,000                      1,000
                                                           ---------------------    ------------------------
                                                                   15,972,073                 12,828,413
                                                           ---------------------    ------------------------

                                                                $  25,337,563                $14,151,686
                                                           =====================    ========================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                   $     416,349                $   531,453
     Notes Payable                                                         --                         --
                                                           ---------------------    ------------------------

                                                                      416,349                    531,453

COMMITMENTS AND CONTINGENCIES                                              --                         --

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                          437,507                         --

STOCKHOLDER'S EQUITY
     Common Stock $.0001 par value, 100,000,000 shares
       authorized 2000 - 15,342,000, 1999 - 13,312,500
       issued and outstanding                                           7,937                      7,736
     Additional paid-in capital                                    36,860,112                 16,359,444
     Retained Earnings                                            (12,384,340)                (2,746,948)
                                                           ---------------------    ------------------------
                                                                   24,483,707                 13,620,232
                                                           ---------------------    ------------------------

                                                                $  25,337,563                $14,151,686
                                                           =====================    ========================


                            INTERNETSTUDIOS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - PRINCIPALS OF CONSOLIDATION

------------------------------------------------------------------------------


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

NOTE 2 - ASSET CONTRIBUTION TO ONLINEFILMSALES.COM, LLC
--------------------------------------------------------------------------------

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

Concurrently with the Asset Contribution, two officers of the Company also made contributions to OnlineFilmSales. Heidi Lester, the Chief Executive Officer, contributed an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales valued at $1,050,016 and Steve Fredericks, the then Acting President and Chief Financial Officer contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements with the Longevity-Southland Group for the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China in exchange for Class B Membership Interests in OnlineFilmSales valued at $700,011. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, Online Films is now a wholly owned subsidiary.

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

NOTE 3 - INVESTMENTS IN JOINT VENTURES
--------------------------------------------------------------------------------

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

NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the period, the Company received subscriptions for 495,000 shares at $10.00 per share pursuant to Regulation S. The stock was issued on April 11, 2000.

Over the period from March 29, 2000 to April 11, 2000, the Company closed subscriptions for a total of 1,445,000 shares of Common Stock priced at $10 per share representing gross proceeds of $14,450,000 (the "Private Placement"). The Company paid a finder's fee of 4% of gross proceeds from the Private Placement, payable 50% in cash and 50% in shares of Common Stock valued at $10 per share to a private company controlled by a relative of an officer and director of the Company. As part of this arrangement, the Company issued 27,000 shares to such company.

The Company issued 120,000 shares pursuant to the itstv.com acquisition, together with warrants to acquire an additional 112,500 shares.

NOTE 5 - NOTES PAYABLE
------------------------------------------------------------------------------

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

Concurrently with the Asset Contribution, two members of InternetStudios' management also made contributions to OnlineFilmSales. Heidi Lester, the Chief Executive Officer of InternetStudios, contributed to OnlineFilmSales, an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales and Steve Fredericks, the then Acting President and Chief Financial Officer of InternetStudios, contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements with the Longevity-Southland Group with respect to collaboration in future projects relating to the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China in exchange for Class B Membership Interests in OnlineFilmSales. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, Online Films is now a wholly-owned subsidiary of InternetStudios.

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

Pursuant to an Agreement and Plan of Merger dated as of May 5, 2000, by and among the Company, OnlineTVSales.com Inc., TAMNW Inc. and itstv.com, the Company acquired all the capital stock of itstv.com for 120,000 shares of common stock in the Company and warrants to acquire an additional 112,500 common shares, itstv.com now operates as OnlineTVSales.com, a 100% owned subsidiary of the Company.

InternetStudios' long-term business plan contemplates facilitating the financing of filmed entertainment via the OnlineFilmSales.com website in 2001. InternetStudios intends to provide a forum for producers to pre-sell a portion of filmed entertainment rights and use the proceeds of the sale to cover the cost of producing and marketing filmed entertainment rights in the development stage. InternetStudios will earn a financing fee from facilitating the financing of the filmed entertainment. In addition, InternetStudios may also receive profit participations upon the release and financial success of such filmed entertainment. InternetStudios is currently exploring the feasibility of providing such services. In July, 2000, the Company established InternetStudios Entertainment Finance Inc., a British Columbia company, with a view to expanding into this area of operations.

RESULTS OF OPERATIONS

REVENUES. InternetStudios has not recognized any material revenues to date and does not expect to recognize revenues until after the Internet services are fully launched. Once launched, the three websites will offer various services. InternetStudios plans to charge a variety of fees, including commission, subscription and advertising fees, for such services.

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

ADVERTISING AND MARKETING EXPENSES. Costs related to InternetStudios' advertising and marketing efforts for the six months ended June 30, 2000 totaled $2,133,866. InternetStudios' advertising and marketing expenses consist mainly of advertising expenses, creative development, promotional costs and commissions, and events. The majority of these costs are directed to programs designed to build brand name recognition, attract filmed entertainment companies and individuals to InternetStudios' websites, and to attract motion pictures and television programming for listing on the OnlineFilmSales.com web site.

WEBSITE DEVELOPMENT EXPENSES. InternetStudios' website development costs as of December 31, 1999 were $632,943 and $1,604,912 for the period January 1, 2000 to June 30, 2000. The website development expenses consist of compensation for personnel involved in the development of InternetStudios' websites and systems, and expenditures for consulting services, third-party software and other costs related to development.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period from January 1, 2000 to June 30, 2000 were $4,496,416.

DEPRECIATION AND THE AMORTIZATION OF GOODWILL. InternetStudios' depreciation and goodwill expenses consist primarily of expenses related to fixed assets, the acquisition of OnlineFilmSales and the equity interest in ReporterTV.com. The total for the period ending June 30, 2000 was $1,463,369.

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

Net cash used in operating activities was $8,139,623 for the period from January 1, 2000 to June 30, 2000.

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

As of April 11, 2000, an additional 1,445,000 shares of Common Stock were subscribed for at $10 per share by unrelated third party investors. This offering was done pursuant to Regulation D. A finder's fee of 4% was paid pursuant to this offering.

InternetStudios believes that its current cash balances together with the net proceeds of these financings will allow InternetStudios to fund its operations for at least the next 12 months based upon the Company's estimated revenues. However, should a shortfall in revenue projections occur, the Company's management may seek to raise additional capital within the next 6 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the period, the Company received subscriptions for 495,000 shares at $10.00 per share pursuant to Regulation S. The stock was issued on April 11, 2000.

Over the period from March 29, 2000 to April 11, 2000, the Company closed subscriptions for a total of 1,445,000 shares of Common Stock priced at $10 per share representing gross proceeds of $14,450,000 (the "Private Placement"). The Company paid a finder's fee of 4% of gross proceeds from the Private Placement, payable 50% in cash and 50% in shares of Common Stock valued at $10 per share to a private company controlled by a relative of an officer and director of the Company. As part of this arrangement, the Company issued 27,000 shares to such company.

The Company issued 120,000 shares pursuant to the itstv.com acquisition, together with warrants to acquire an additional 112,500 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         27.1  Financial Data Schedule

   (b)   Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTERNETSTUDIOS.COM, INC.
                               ------------------------------------------------
                                               (Registrant)

Date:    August 11, 2000       By:      /s/ HEIDI LESTER
                                        ---------------------------------------
                                        Heidi Lester
                                        Chief Executive Officer
                                        (Duly authorized officer)


Date:    August 11, 2000        By:     /s/ ALEX MCKEAN
                                        ---------------------------------------
                                        Alex McKean
                                        Director of Finance
                                        (Acting Principal financial officer)