Form 10-Q/A
period 2000-06-30
INTERNETSTUDIOS COM INC
filed 2000-08-16
CIK 1094365

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

            Consolidated Statements of Operation (Unaudited) - Six and Three Months Ended June 30, 2000 and 1999.

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

   Item 2.  Changes in Securities and Use of Proceeds

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                            INTERNETSTUDIOS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                    INCEPTION TO
                                                              JUNE 30,            JUNE 30,           DECEMBER 31,
                                                                2000                1999                 1999
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss for the period                                 $(9,637,392)          $(31,008)           $(2,746,948)
     Adjustments to reconcile net loss to net cash from
     operating activities:
         Amortization of goodwill                              1,420,800                 --                603,598
         Depreciation                                             42,569                 --                  9,210
         Changes in assets and liabilities
            Prepaids and deposits                                209,954                 --                     --
            Accounts payable and accrued expenses               (115,105)               983                     --
            Accounts receivable                                    2,925                 --                     --
            Other                                                (63,374)                --               (616,068)
                                                            --------------    ---------------     ------------------
CASH USED IN OPERATING ACTIVITIES                             (8,139,623)           (30,025)            (2,750,208)
                                                            --------------    ---------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of furniture and equipment                     (571,378)                --                (61,401)
     Acquisition of subsidiary                                  (232,274)                --                     --
     Incorporation costs                                                                 --                 (1,000)
     Interest Income                                              55,816                 --                     --
     Cash acquired on acquisition of subsidiary                  306,628                 --                363,759
                                                            --------------    ---------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES                            (441,208)                --                301,358
                                                            --------------    ---------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans receivable                                           (733,365)            20,000             (1,291,635)
     Issuance of notes payable                                        --                 --                     --
     Advances to related party                                        --                 --               (136,691)
     Net proceeds on sale of Common Stock                     17,550,000                 --              4,538,300
                                                            --------------    ---------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES                          16,816,635             20,000              3,109,974
                                                            --------------    ---------------     ------------------
INCREASE IN CASH AND CASH EQUIVALENTS                          8,235,804            (10,025)               661,124

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        661,124             10,025                     --
                                                            --------------    ---------------     ------------------
CASH AND EQUIVALENTS, END OF PERIOD                           $8,896,928            $    --               $661,124
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


                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                ADDITIONAL         DURING THE
                                            NUMBER OF                             PAID IN            DEFICIT
                                              SHARES            AMOUNT            CAPITAL             STAGE               TOTAL
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUED FOR CASH                 7,117,200       $      7,117      $     31,183      $           --        $    38,300

NET LOSS FOR THE PERIOD                             --                 --                --             (16,137)           (16,137)
                                           --------------    --------------    --------------    ----------------    -------------
BALANCE, DECEMBER 31, 1998                   7,117,200              7,117            31,183             (16,137)            22,163

SHARE SPLIT ON A 3 FOR 1 BASIS              14,234,400                 --                --                  --                 --

SHARE CONSOLIDATION ON A 3 FOR 1 BASIS     (14,234,400)                --                --                  --                 --

COMMON STOCK ISSUED FOR ACQUISITION OF
ONLINE FILMS, LLC                            5,632,800                563        11,828,317                  --         11,828,880

COMMON STOCK ISSUED FOR CASH PURSUANT TO
REGULATION S OFFERING                          562,500                 56         4,499,944                  --          4,500,000

NET LOSS FOR THE PERIOD                             --                 --                --          (2,730,811)        (2,730,811)
                                           --------------    --------------    --------------    ----------------    -------------
BALANCE, DECEMBER 31, 1999                  13,312,500       $      7,736      $ 16,359,444      $   (2,746,948)       $13,620,232

COMMON STOCK ISSUED FOR CASH PURSUANT TO
REGULATION S  OFFERING                         437,500                 44         3,499,956                  --          3,500,000

CLASS B MEMBERSHIP ISSUED IN
ONLINEFILMSALES.COM LLC TO MANAGEMENT               --                 --         1,751,027                  --          1,751,027

COMMON STOCK ISSUED
PURSUANT TO REGULATION D, RULE 506 OFFERING  1,445,000                145        14,049,695                  --         14,049,840

ADVISORY FEE                                    27,000                 --                --                  --                 --

COMMON STOCK ISSUED FOR ACQUISITION OF ALL
CAPITAL STOCK OF ITSTV.COM                     120,000                 12         1,199,988                  --          1,200,000

NET LOSS FOR THE PERIOD                             --                 --                --          (9,637,392)        (9,637,392)
                                           --------------    --------------    --------------    ----------------    -------------
BALANCE, JUNE 30, 2000                      15,342,000             $7,937      $ 36,860,110      $  (12,384,340)      $ 24,483,707
                                           ==============    ==============    ==============    ================    =============

                            INTERNETSTUDIOS.COM, INC.
                           (FORMERLY eHEALTH.COM, INC)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                                    SIX MONTHS          SIX MONTHS        THREE MONTHS             THREE MONTHS
                                                      ENDED                ENDED              ENDED                   ENDED
                                                     JUNE 30,             JUNE 30,           JUNE 30,                JUNE 30,
                                                       2000                  1999            2000                      1999
----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                               5,355                 -                5,355                     -

OPERATING EXPENSES
    Advertising and marketing                      2,133,866                 -            1,618,652                     -
    Amortization of Goodwill                       1,420,800                 -              730,400                     -
    Deprciation                                       42,569                 -               36,478                     -
    Consulting fees                                1,299,369              20,000            768,737                     -
    Management fees                                  320,030               3,200            165,268                     -
    Office and general                               532,516              18,056            360,905                     -
    Professional fees                                309,134                 -               54,945                     -
    Travel and accomodation                          349,732               5,889            167,537                     -
    Wages and benefits                             1,685,634                 -            1,277,048                     -
    Website development costs                      1,604,912                 -              913,861                     -
                                               ---------------       ---------------    ---------------          ---------------

OPERATING LOSS                                    (9,698,562)            (47,145)        (6,093,831)                    -

OTHER INCOME (LOSS)                                   55,815                 -               63,021                     -
                                               ---------------       ---------------    ---------------          ---------------
NET LOSS FOR THE PERIOD                           (9,637,392)            (47,145)        (6,025,456)                    -
                                               ===============       ===============    ===============          ===============

BASIC NET LOSS PER SHARE                       $       (0.67)        $     (0.01)       $     (0.42)             $      -
                                               ---------------       ---------------    ---------------          ---------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        14,402,154           7,117,200         14,402,154                 7,117,200
                                               ===============       ===============    ===============          ===============



                            INTERNETSTUDIOS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       FOR THE PERIODS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                JUNE 30,                 DECEMBER 31,
                                                                  2000                       1999

---------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS

     Cash and short-term investments                            $   8,896,928                $   661,124
     Taxes recoverable                                                 34,330                     17,963
     Due from related party                                           137,941                    137,941
     Prepaids and deposits                                            296,291                    506,245
                                                           ---------------------    ------------------------
                                                                    9,365,490                  1,323,272
                                                           ---------------------    ------------------------

GOODWILL                                                           15,164,965                 11,454,123
LOANS RECEIVABLE                                                           --                  1,306,849
ACCOUNTS RECEIVABLE                                                     2,925                         --
FURNITURE AND EQUIPMENT, NET OF DEPRECIATION                          803,183                     66,441
INCORPORATION COSTS                                                     1,000                      1,000
                                                           ---------------------    ------------------------
                                                                   15,972,073                 12,828,413
                                                           ---------------------    ------------------------

                                                                $  25,337,563                $14,151,686
                                                           =====================    ========================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                   $     416,349                $   531,453
     Notes Payable                                                         --                         --
                                                           ---------------------    ------------------------

                                                                      416,349                    531,453

COMMITMENTS AND CONTINGENCIES                                              --                         --

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                          437,507                         --

STOCKHOLDER'S EQUITY
     Common Stock $.0001 par value, 100,000,000 shares
       authorized 2000 - 15,342,000, 1999 - 13,312,500
       issued and outstanding                                           7,937                      7,736
     Additional paid-in capital                                    36,860,110                 16,359,444
     Retained Earnings                                            (12,384,340)                (2,746,948)
                                                           ---------------------    ------------------------
                                                                   24,483,707                 13,620,232
                                                           ---------------------    ------------------------

                                                                $  25,337,563                $14,151,686
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

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period from January 1, 2000 to June 30, 2000 were $4,496,415.

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

                               INTERNETSTUDIOS.COM, INC.
                               ------------------------------------------------
                                               (Registrant)

Date:    August 15, 2000       By:      /s/ HEIDI LESTER
                                        ---------------------------------------
                                        Heidi Lester
                                        Chief Executive Officer
                                        (Duly authorized officer)


Date:    August 15, 2000       By:      /s/ ALEX MCKEAN
                                        ---------------------------------------
                                        Alex McKean
                                        Director of Finance
                                        (Acting Principal financial officer)