Form 10-Q
period 2000-09-30
INTERNETSTUDIOS COM INC
filed 2000-11-14
CIK 1094365

Document is copied.
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, the issuer had 15,658,044 shares of Common Stock issued and outstanding.

                            INTERNETSTUDIOS.COM, INC.

                                 FORM 10-Q INDEX

                    For the quarter ended September 30, 2000


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Financial Condition at September 30, 2000 and December 31, 1999

             Consolidated Statements of Operations
             For the Three and Nine Months Ended September 30, 2000 and 1999

             Consolidated Statements of Stockholders' Equity
             For Nine Months Ended September 30, 2000

             Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999 and December 31, 1999

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                   INTERNETSTUDIOS.COM, INC.
                  (FORMERLY eHEALTH.COM, INC)
                 (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                          (UNAUDITED)



                                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                                       2000                   1999
----------------------------------------------------------------------------------------------------------------------
                                                         ASSETS
CURRENT ASSETS
        Cash and short-term investments                                      $       4,639,957    $          661,124
        Taxes recoverable                                                               48,848                17,963
        Due from related party                                                         205,860               137,941
        Accounts Receivable                                                             49,987                     -
        Prepaids and deposits                                                           98,973               506,245
                                                                             -----------------    ------------------
                                                                                     5,043,625             1,323,273
                                                                             -----------------    ------------------

GOODWILL                                                                            14,414,565            11,454,123
LOANS RECEIVABLE                                                                             -             1,306,849
FURNITURE AND EQUIPMENT, NET OF DEPRECIATION                                           882,820                66,441
INCORPORATION COSTS                                                                      1,000                 1,000
                                                                             -----------------    ------------------
                                                                                    15,298,385            12,828,413
                                                                             -----------------    ------------------

                                                                             -----------------    ------------------
                                                                             $      20,342,010    $       14,151,686
                                                                             =================    ==================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities                             $         276,631    $          531,454

COMMITMENTS AND CONTINGENCIES                                                                -                     -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                           437,507                     -

STOCKHOLDER'S EQUITY
        Common stock $.0001 par value, 100,000,000 shares authorized
            2000 - 15,658,044, 1999 - 13,312,500 issued and outstanding                  7,937                 7,736

        Additional paid-in capital                                                  36,860,110            16,359,444
        Retained Earnings                                                          (17,240,175)           (2,746,948)
                                                                             -----------------    ------------------
                                                                                    19,627,872            13,620,232
                                                                             -----------------    ------------------
                                                                             $      20,342,010    $       14,151,686
                                                                             =================    ==================

                            INTERNETSTUDIOS.COM, INC.
                           (FORMERLY eHEALTH.COM, INC)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATION
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                       NINE MONTHS       NINE MONTHS     THREE MONTHS    THREE MONTHS
                                                          ENDED             ENDED            ENDED           ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                          2000               1999            2000            1999
------------------------------------------------------------------------------------------------------------------------
REVENUES                                            $      69,885    $            -    $     64,530    $          -


OPERATING EXPENSES
        Advertising and marketing                       2,383,440                 -         249,575               -
        Amortization of Goodwill                        2,171,200                 -         750,400               -
        Depreciation                                       99,604                 -          57,034               -
        Consulting fees                                 1,926,797            20,000         627,428          20,000
        Management fees                                   417,351             3,200          97,321           3,200
        Office and general                                944,188            18,056         411,672          18,056
        Professional fees                                 357,382                 -          48,248               -
        Travel and accomodation                           536,932             5,889         187,200           5,889
        Wages and benefits                              3,089,808                 -       1,404,174               -
        Website development costs                       2,820,462                 -       1,212,550               -
                                                    --------------   --------------    ------------    ------------


OPERATING LOSS                                        (14,747,164)          (47,145)     (5,045,602)        (47,145)


OTHER INCOME (LOSS)                                       184,053                 -         128,237               -
                                                    --------------   --------------    ------------    ------------
NET LOSS FOR THE PERIOD                             $  (14,493,226)  $      (47,145)   $ (4,917,365)   $    (47,145)
                                                    ==============   ==============    ============    ============

BASIC NET LOSS PER SHARE                            $       (0.98)   $        (0.01)   $      (0.33)   $      (0.01)

                                                    --------------   --------------    ------------    ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             14,779,803         7,117,371      14,779,803       7,117,371
                                                    ==============   ==============    ============    ============

                        INTERNETSTUDIOS.COM, INC.
                       (FORMERLY eHEALTH.COM, INC)
                      (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                               (UNAUDITED)


                                                                                                      DEFICIT
                                                                                                     ACCUMULATED
                                                                                         ADDITIONAL   DURING THE
                                                            NUMBER OF                     PAID IN      DEFICIT
                                                              SHARES         AMOUNT       CAPITAL       STAGE           TOTAL
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUED FOR CASH                                 7,117,200     $   7,117    $    31,183   $        -    $     38,300

NET LOSS FOR THE PERIOD                                              -             -              -        (16,137)      (16,137)
                                                           ------------    ---------   ------------   ------------  ------------
BALANCE, DECEMBER 31, 1998                                   7,117,200         7,117         31,183        (16,137)       22,163

SHARE SPLIT ON A 3 FOR 1 BASIS                              14,234,400             -              -              -             -

SHARE CONSOLIDATION ON A 3 FOR 1 BASIS                     (14,234,400)            -              -              -             -

COMMON STOCK ISSUED FOR ACQUISITION OF ONLINE FILMS, LLC     5,632,800           563     11,828,317              -    11,828,880

COMMON STOCK ISSUED FOR CASH PURSUANT TO REGULATION
    S OFFERING                                                 562,500            56      4,499,944              -     4,500,000

NET LOSS FOR THE PERIOD                                              -             -              -     (2,730,811)   (2,730,811)
                                                           ------------    ---------   ------------   ------------  ------------
BALANCE, DECEMBER 31, 1999                                  13,312,500     $   7,736   $ 16,359,444   $ (2,746,948) $ 13,620,232

COMMON STOCK ISSUED FOR CASH PURSUANT TO REGULATION
    S OFFERING                                                 437,500            44      3,499,956              -     3,500,000


CLASS B MEMBERSHIP ISSUED IN ONLINEFILMSALES.COM LLL
   TO MANAGEMENT                                                     -             -      1,751,027              -     1,751,027


COMMON STOCK ISSUED
  PURSUANT TO REGULATION D, RULE 506 OFFERING                1,445,000           145     14,049,695              -    14,049,840

ADVISORY FEE                                                    27,000             -              -              -             -

COMMON STOCK ISSUED FOR ACQUISITION OF ALL CAPITAL STOCK
OF ITSTV.COM                                                   120,000            12      1,199,988              -     1,200,000

COMMON STOCK ISSUED ON EXERCISE OF EMPLOYEE STOCK
OPTIONS                                                         66,044             -              -              -             -

COMMON STOCK ISSUED ON EXERCISE OF CONVERSION OF
CLASS B MEMBERSHIP                                             250,000             -              -              -             -

NET LOSS FOR THE PERIOD                                              -             -              -    (14,493,227)  (14,493,227)

                                                           ------------    ---------   ------------   ------------  ------------
BALANCE, SEPTEMBER 30, 2000                                 15,658,044     $   7,937   $ 36,860,110   $(17,240,175) $ 19,627,872
                                                           ============    =========   ============   ============  ============



                        INTERNETSTUDIOS.COM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                               (UNAUDITED)

                                                                                                                  INCEPTION TO
                                                                          SEPTEMBER 30,       SEPTEMBER 30,       DECEMBER 31,
                                                                               2000                1999               1999
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                          $(14,493,226)           $(31,008)       $(2,746,948)
        Adjustments to reconcile net loss to net cash from
              operating activities:
              Amortization of goodwill                                      2,171,200                   -            603,598
              Depreciation                                                     99,604                   -              9,210
              Changes in assets and liabilities
                    Prepaids and deposits                                     407,272                 983                  -
                    Accounts payable and accrued expenses                    (254,823)                  -                  -
                    Accounts receivable                                        49,987                   -                  -
                    Other                                                    (297,227)                  -           (616,068)

                                                                         ------------            --------        -----------
CASH USED IN OPERATING ACTIVITIES                                         (12,317,213)            (30,025)        (2,750,208)
                                                                         ------------            --------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of furniture and equipment                               (717,259)                  -            (61,401)
        Acquistion of subsidiary                                             (232,274)                  -                  -
        Incorporation costs                                                         -                   -             (1,000)
        Interest Income                                                       184,053                   -                  -
        Cash acquired on acquisition of Online Films, LLC                     306,628                   -            363,759
                                                                         ------------            --------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                         (458,852)                  -            301,358
                                                                         ------------            --------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Loans receivable                                                     (733,365)             20,000         (1,291,635)
        Advances to related party                                             (61,737)                  -           (136,691)
        Net proceeds on sale of common stock                               17,550,000                   -          4,538,300

                                                                         ------------            --------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                       16,754,898              20,000          3,109,974
                                                                         ------------            --------        -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                       3,978,833             (10,025)           661,124
                                                                                                                           -
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                     661,124              10,025                  -

                                                                         ------------            --------        -----------
CASH AND EQUIVALENTS, END OF PERIOD                                      $  4,639,957            $      -        $   661,124
                                                                         ============            ========        ===========

                            INTERNETSTUDIOS.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - PRINCIPALS OF CONSOLIDATION

--------------------------------------------------------------------------------


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

NOTE 2 - ASSET CONTRIBUTION TO ONLINEFILMSALES.COM, LLC
--------------------------------------------------------------------------------

Effective as of January 18, 2000, the stockholders of the Company approved by written consent the contribution of substantially all of the Company's assets to the capital of OnlineFilmSales.com, LLC, a newly formed Delaware limited liability company ("OnlineFilmSales"). The Asset Contribution was consummated on March 28, 2000. Included in the assets contributed to OnlineFilmSales were (i) the Company's 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (having a final principal balance of ($2,025,000), by MediaChase Ltd. Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill. As a result of the Asset Contribution, the Company will conduct all operations through operating subsidiaries, of which there are currently four, OnlineFilmSales, InternetStudios.com UK Limited, OnlineFilmandTVSales.com, Inc. and InternetStudios Entertainment Finance.

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

NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the period, the Company issued 250,000 Common Shares to Mediachase pursuant to the exercise of their right to convert the Class B Membership Interest in OnlineFilmSales into Common Shares in the Company.

During the period, employees of the Company exercised options to acquire 66,044 shares of common stock in the Company pursuant to the Company's 1999 Stock Incentive Plan.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Steven J. Fredericks, the former acting President and Chief Financial Officer brought an action against the Company and certain of its senior management on September 1, 2000, in Los Angeles County Superior Court. Mr. Fredericks had become employed in the capacity of President and CFO in the spring of 2000. He was subsequently terminated in June, 2000. In his lawsuit, Mr. Fredericks alleges claims for: 1) Breach of Written Contract; 2) Breach of Implied Contract; 3) Breach of the Implied Covenant of Good Faith and Fair Dealing (Written Contract); 4) Breach of the Implied Covenant of Good Faith and Fair Dealing (Implied in Fact); 5)Constructive Termination; 6) Declaratory Relief;
7) Violation of California Labor Code Section 218.5; 8) Inducing Breach of Contract; 9)Fraud, and; 10) Quantum Meruit.

Mr. Fredericks' various claims center on his allegation that he was wrongfully discharged from his employment with Internetstudios. He has asked for economic damages, general damages, punitive damages and attorneys' fees in an amount in excess of the minimium jurisdiction of the court.
Internetstudios denies his allegations and affirmatively asserts that it is not liable to him in any amount whatsoever.

August Entertainment, Inc. ("August") brought an action against the Company on September 7, 2000 in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. The Complaint seeks damages of $2,000,000. The Company filed a demurrer to the first amended complaint. Based on the Company's demurrer, the Court dismissed August's first amended complaint but allowed August leave to file a new complaint. As of the date of this report, no new complaint has been filed. August has until November 16, 2000 to file a second amended complaint

ITEM 2. CHANGES IN SECURITIES

During the period, employees of the Company exercised options to acquire 66,044 shares of common stock in the Company pursuant to the Company's 1999 Stock Incentive Plan.

The Company issued 250,000 shares to Mediachase pursuant to terms of the Asset Contribution consummated on March 28, 2000. These were issued on August 17, 2000.

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

Pursuant to an Agreement and Plan of Merger dated as of May 5, 2000, by and among the Company, OnlineTVSales.com Inc., TAMNW Inc. and itstv.com, the Company acquired all the capital stock of itstv.com for 120,000 shares of common stock in the Company and warrants to acquire an additional 112,500 common shares,. For a period of time, itstv.com operated as OnlineTVSales.com, Inc., a 100 percent owned subsidiary of the Company. OnlineTVSales.com, Inc. has applied to amend its name to OnlineFilmandTVSales.com, Inc.

In July, 2000, the Company established InternetStudios Entertainment Finance Inc. (IEF), a British Columbia company, in order to expand into the area of financing of filmed entertainment in combination with certain of the Company's other web-based services.

IEF commenced operations in August 2000. IEF provides bridge financing for the production of feature films and television programming. IEF provides interim financing to the film and tv production industry by targeting independent producers who require more specialized financing than that typically provided by conventional commercial lenders. To date, the Company has completed two transactions involving the financing of budgets aggregating approximately US$6.2 million. IEF earns revenue from two sources: interest on the funds loaned to the producer and arrangement fees for structuring the transaction. Additionally, any projects financed by IEF are listed with OnlineFilmandTVSales which earns a commission from their sale.

RESULTS OF OPERATIONS

REVENUES. InternetStudios recognized revenues to date of $69,885 on transaction, subscription and advertising fees and financing changes.

COST OF REVENUES. Cost of revenues primarily consist of costs associated with marketing, customer service activities, and server and network operations, and to a lesser extent, bank and escrow processing charges on fees earned on transactions, Internet connection charges, depreciation of server and network equipment and allocation of overhead. Currently, these are grouped with general and administrative expenses.

ADVERTISING AND MARKETING EXPENSES. Costs related to InternetStudios' advertising and marketing efforts for the nine months ended September 30, 2000 totaled $2,383,440. InternetStudios' advertising and marketing expenses consist mainly of advertising expenses, creative development, promotional costs and commissions, and events. The majority of these costs are directed to programs designed to build brand name recognition, attract filmed entertainment companies and individuals to InternetStudios' websites, and to attract motion pictures and television programming for listing on the OnlineFilmSales.com web site.

WEBSITE DEVELOPMENT EXPENSES. InternetStudios' website development costs as of December 31, 1999 were $632,943 and for the period January 1, 2000 to September 30, 2000 were $2,820,462. The website development expenses consist of compensation for personnel involved in the development of InternetStudios' websites and systems, and expenditures for consulting services, third-party software and other costs related to development.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period from January 1, 2000 to September 30, 2000 were $7,272,458.

DEPRECIATION AND THE AMORTIZATION OF GOODWILL. InternetStudios' depreciation and goodwill expenses consist primarily of expenses related to fixed assets, the acquisition of OnlineFilmSales and the equity interest in ReporterTV.com. The total for the period ending September 30, 2000 was $2,270,804.

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

Net cash used in operating activities was $12,317,213 for the period from January 1, 2000 to September 30, 2000.

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

InternetStudios believes that its current cash balances will allow InternetStudios to fund its operations for at least the next 6 months based upon the Company's estimated revenues. However, the Company's management is seeking to raise additional capital within the next 3 months.

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

                               INTERNETSTUDIOS.COM, INC.
                               ------------------------------------------------
                                               (Registrant)

Date:    November 14, 2000     By:      /s/ HEIDI LESTER
                                        ---------------------------------------
                                        Heidi Lester
                                        Chief Executive Officer
                                        (Duly authorized officer)


Date:    November 14, 2000     By:      /s/ ALEX MCKEAN
                                        ---------------------------------------
                                        Alex McKean
                                        Director of Finance
                                        (Acting Principal Financial Officer)