Form 10-K
period 2000-12-31
INTERNETSTUDIOS COM INC
filed 2001-04-19
CIK 1094365

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

         Commission file number 000-27363

                            INTERNETSTUDIOS.COM, INC.
             (Exact name of registrant as specified in its charter)

         NEVADA                                             134009696
(State or other jurisdiction of                         (I.R.S. Employer)
incorporation or organization)                         Identification No.)

  1351 4TH STREET, SUITE 227                                 90401
SANTA MONICA, CALIFORNIA                                   (Zip Code)

Registrant's telephone number, including area code (310) 394-4025

Securities registered pursuant to

Section 12(b) of the Act:  None

Securities registered pursuant to section 12 (g) of the Act: Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

/X/      Yes               /  /     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 30, 2001, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $31,750,000. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates). On March 30, 2001, there were 15,658,044 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference:  See Exhibit Index.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

InternetStudios.com, Inc. ("InternetStudios" or the "Company") was incorporated in the State of Nevada on April 14, 1998 as The Enterprise, Inc. For a period of time prior to December 14, 1998, the Company was engaged in the word processing business. On December 14, 1998, InternetStudios withdrew from the word processing business in anticipation of acquiring a license to software technology for the health industry and on December 17, 1998, the Company changed its name to eHealth.com, Inc. This acquisition was not completed. On September 18, 1999, the stockholders of the Company approved a name change to InternetStudios.com, Inc. in anticipation of acquiring and developing an Internet business. The name change was effective September 21, 1999. Pursuant to an acquisition agreement, dated September 17, 1999, among eHealth.com, Inc., Mark Rutledge and Robert MacLean (together, the "Principals") and Online Films, LLC, a Delaware limited liability company ("Online Films"), the Principals agreed to transfer on their behalves, and on behalf of other beneficial owners, 91.847% of the membership interests in Online Films so that Online Films became a subsidiary of the Company. In consideration of the transfer of the Principals' membership interests, the Principals and other beneficial owners of Online Films received an aggregate of 5,632,800 shares of InternetStudios' Common Stock.

InternetStudios provides full services for marketing, licensing and tracking film and television distribution rights. The Company combines four separate but complementary business units: (1) a digital marketplace, at www.OnlineFilmandTVSales.com, where buyers and sellers can conduct transactions for filmed entertainment generating transaction fees for InternetStudios; (2) a financing arm, InternetStudios Entertainment Finance, which generates fees and financing charges, and drives sales activity to the OnlineFilmandTVSales site; (3) ISTS Rights Tracking, which provides filmed entertainment rights tracking technology for which license fees and service fees are charged, and (4) reporterTV.com, which provides streaming broadcasts of industry news and events that generates production fees, advertising and sponsorship revenues.

InternetStudios currently operates the following websites:

         - www.internetstudios.com
         - www.onlinefilmandtvsales.com
         - www.reportertv.com
         - www.sundanceonlineresourcecenter.org

As shown in the Company's financial statements, the Company has sustained substantial losses from operations since inception. As of the date of this Report, the Company has utilized substantially all of its available funding. The Company's continuation as a going concern will depend on its ability to raise additional capital. No assurance can be given that the Company will be able to raise additional funds. In the absence of such funds, the Company will be required to cease operations.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. These steps include expense reductions in staffing, marketing and consulting, as well as a significant decrease in operating costs as a result of completion of Web developments activities. The Company is also in the process of securing additional capital through equity transactions, which will be required in order to continue operations.

CORPORATE STRUCTURE

InternetStudios conducts its business through operating subsidiaries, of which there are currently five: OnlineFilmSales.com, LLC. InternetStudios UK Limited, OnlineFilmandTVSales.com, Inc., InternetStudios Entertainment Finance Inc., and reporterTV.com, LLC. In addition,

OnlineFilmSales.com, LLC is the owner of two non-operating subsidiaries:
StudioBuzz.com, LLC and Online Films, LLC.

ONLINEFILMSALES

Effective as of March 28, 2000, substantially all of InternetStudios' assets were contributed (the "Asset Contribution") to OnlineFilmSales.com, LLC, a newly formed Delaware limited liability company ("OnlineFilmSales"). Included in the Asset Contribution were (i) InternetStudios' 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (as amended several times and having a final principal balance of $2,025,000), by MediaChase Ltd., a Delaware corporation ("MediaChase") in favor of InternetStudios (the "MediaChase Note"). Excluded from the Asset Contribution to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill, InternetStudios' equity interest in InternetStudios.com UK Limited (as discussed below), and InternetStudios' rights under a Letter of Intent dated March 15, 2000 with TAMNW, Inc. (as discussed below). In exchange for the Asset Contribution, OnlineFilmSales issued to InternetStudios all of the Class A membership interests in OnlineFilmSales.

OnlineFilmSales is a manager-managed limited liability company. Except for matters as to which the approval of the members is required by Delaware law, the manager of OnlineFilmSales has full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of OnlineFilmSales. OnlineFilmSales has one manager, which is InternetStudios. The manager of OnlineFilmSales is elected by the affirmative vote or written consent of the holders of a majority of all voting interests of Class A members of OnlineFilmSales.

Concurrently with the Asset Contribution, two members of InternetStudios' then management also made contributions to OnlineFilmSales in exchange for Class B membership interests in OnlineFilmSales. Heidi Lester, the Chief Executive Officer of InternetStudios, contributed to OnlineFilmSales, an 8.153% interest in Online Films and Steve Fredericks, the then Acting President and Chief Financial Officer of InternetStudios, contributed all of his interest in certain agreements relating to the development of a digital production center and a related digital training program for artists and producers in the People's

Republic of China. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, Online Films became a wholly owned subsidiary of OnlineFilmSales.

The holders of Class B membership interests in OnlineFilmSales are entitled to convert their interests into shares of InternetStudios' Common Stock at any time. The Class B membership interests will automatically be converted into InternetStudios' Common Stock upon the occurrence of certain transactions and in any event, on March 28, 2007. Each holder of a Class B membership interest is entitled to receive distributions of cash based upon the amount of all cash which each holder of Class B membership interests would have received in the form of dividends on and proceeds from redemptions of, that number of shares InternetStudios' Common Stock into which such holder's Class B Membership Interest is convertible, if such Class B member had held those shares during the period from such member's admission as a Class B member of OnlineFilmSales to the date of such distribution of cash by OnlineFilmSales. Heidi Lester's Class B Membership Interest is convertible into 600,000 shares of InternetStudios' Common Stock and Steve Fredericks' Class B Membership Interest is convertible into 400,000 shares of InternetStudios' Common Stock.

INTERNETSTUDIOS UK LIMITED

On February 21, 2000, InternetStudios formed InternetStudios.com UK Limited, a private limited company incorporated in England and a wholly owned subsidiary of InternetStudios. The company amended its name to InternetStudios UK Limited on September 25, 2000. This subsidiary works closely with buyers and sellers in Europe by providing technical and administrative support for users of the Company's web based services. There are currently four employees, including Aline Perry, the President of InternetStudios UK Limited. The employees of this subsidiary are responsible for showcasing InternetStudios' full range of services at European festivals and entertainment markets.

ONLINEFILMANDTVSALES.COM, INC.

Pursuant to an Agreement and Plan of Merger dated as of May 5, 2000, by and among InternetStudios, OnlineTVSales.com Inc., TAMNW Inc. and itstv.com, the Company acquired all the capital stock of itstv.com for 120,000 shares of common stock of the Company and warrants to acquire an additional 112,500 common shares. Itstv.com was a web-based resource for television programming. The site had search capabilities as well streaming video content. Catalogues from over 50 of the television industry's leading distributors were represented at the itstv.com site, including the BBC, Carlton, Chrysalis, E!, American Public Television, HIT, King World, NBD, Screentime, RDF and TV4 (Sweden). Itstv.com also represented exclusively the worldwide distribution rights for "Tracey Takes On."

After the acquisition, InternetStudios operated itstv.com as OnlineTVSales.com, Inc., a wholly-owned subsidiary of the Company. On November 16, 2000, OnlineTVSales.com, Inc. legally changed its name to OnlineFilmandTVSales.com, Inc. ("OFTVS") to reflect the company's dedication to the marketing of film and television rights. OFTVS' operations have been merged with those of OnlineFilmSales such that the digital online market place became available at www.onlinefilmandtvsales.com and the day-to-day management of OFTVS is overseen by OnlineFilmSales.

INTERNETSTUDIOS ENTERTAINMENT FINANCE, INC.

In July 2000, the Company established InternetStudios Entertainment Finance Inc. ("IEF"), a British Columbia company, in order to expand into the area of financing of filmed entertainment in combination with certain of the Company's other web-based services.

IEF commenced operations in August 2000. The company provides interim financing for the production of filmed entertainment. IEF operates in conjunction with OFTVS to provide a comprehensive solution for financing and marketing motion pictures. This subsidiary plans to specialize in projects with budgets between $2 million and $8 million. IEF's objective is to build a well-balanced and diversified portfolio through diligent lending practices.

RELATIONSHIP WITH MEDIACHASE LTD.

InternetStudios, through OnlineFilmSales, entered into two joint venture relationships with MediaChase Ltd., a Delaware corporation on March 28, 2000. MediaChase is a Los Angeles based software company that has developed e-commerce systems and websites for telecommunications companies and specializes in database integration and website enablement of corporate processes. One joint venture is reporterTV.com, LLC, a Delaware limited liability company whose sole members are MediaChase and OnlineFilmSales. The other joint venture, operated through StudioBuzz.com, LLC, is not currently operational.

Pursuant to a Consulting Agreement entered into between MediaChase and OnlineFilmSales on March 28, 2000, MediaChase was engaged by OnlineFilmSales to provide certain services at cost in connection with the design and development of the OnlineFilmSales.com website and InternetStudios' website at www.internetstudios.com. In order to obtain the services of one of the principals of MediaChase on a first priority, non-exclusive basis, OnlineFilmSales agreed in the Consulting Agreement to pay MediaChase, in addition to cost, a monthly consulting fee in the amount of $14,000 per month, plus a bonus of $11,200 per month for the months of February, March and April of 2000. Additionally, pursuant to a Consulting Agreement entered into between MediaChase and StudioBuzz, MediaChase has been engaged by StudioBuzz to provide certain services in connection with the design and development of a website, subject to the future agreement by the parties to final project descriptions.

To fund the development of reporterTV while the parties negotiated definitive agreements with respect to their two joint ventures, InternetStudios advanced $2,025,000 to reporterTV in the form of a loan evidenced by the MediaChase Note. As a part of the Asset Contribution, InternetStudios contributed to OnlineFilmSales, all of its rights as payee under the MediaChase Note. In connection with the consummation of its two joint ventures with MediaChase, OnlineFilmSales contributed all of its rights as payee under the MediaChase Note to reporterTV and MediaChase assigned all of its obligations as payor under the MediaChase Note to reporterTV, as a result of which contribution and assignment, the MediaChase Note has been cancelled. In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 250,000 shares of InternetStudios' common stock, MediaChase (i) entered into the two Consulting Agreements with OnlineFilmSales and StudioBuzz, respectively, described above, (ii) contributed certain assets to reporterTV and StudioBuzz, and (iii) contributed to OnlineFilmSales (A) a 75% membership interest in ReporterTV and (B) a one hundred percent voting interest and fifty percent economic interest in StudioBuzz. Pursuant to the terms of the Limited Liability Agreement to reporterTV, MediaChase had a one-time right to repurchase all or any part of a 25% membership interest in reporterTV, upon the payment of certain sums to reporterTV on or before January 31, 2001, which has expired.

On August 17, 2000, MediaChase exercised its right to convert its Class B Membership to 250,000 shares of common stock in InternetStudios pursuant to the terms of the Limited Liability Agreement of OnlineFilmSales.

MediaChase contributed to reporterTV all of MediaChase's right, title and interest in and to all assets related solely to its business entertainment news magazine broadcast over the Internet in television broadcast news format entitled "reporterTV.com" and reporterTV assumed substantially all obligations and liabilities arising under such assets (including intellectual property claims). MediaChase contributed to StudioBuzz, all of MediaChase's right, title and interest in and to all assets related solely to its concept for an online database with the capability to store and provide access to information relating to development, financing, production, talent, marketing and distribution of filmed entertainment rights, entitled "StudioBuzz.com" and StudioBuzz assumed substantially all obligations and liabilities arising under such assets.

(HEREINAFTER, REFERENCE TO INTERNETSTUDIOS SHALL INCLUDE ITS SUBSIDIARIES ONLINE FILMS, ONLINEFILMSALES, INTERNETSTUDIOS UK LIMITED,
ONLINEFILMANDTVSALES, AND INTERNETSTUDIOS ENTERTAINMENT FINANCE UNLESS THE CONTEXT OTHERWISE REQUIRES).

BUSINESS STRATEGY

InternetStudios is a development stage company with limited revenues and an expectation of further losses. InternetStudios' operations are subject to all of the risks inherent in a growing business enterprise, including the potential of operating losses. The likelihood of InternetStudios' success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with a new business.

InternetStudios' business strategy is implemented through four business units: (1) an online marketplace operated through OnlineFilmSales at the web site www.onlinefilmandtvsales.com; (2) an entertainment financing arm operated through InternetStudios Entertainment Finance; (3) rights tracking technology operated through ISTS Rights Tracking; and (4) an online industry news and events source operated through reporterTV.com.

The Online Marketplace

OnlineFilmandTVSales.com is a solution for the fragmented market for the international distribution of filmed entertainment rights. OFTVS' online transaction capability enables owners of film and television rights to list their filmed entertainment properties on the Web at www.OnlineFilmandTVSales.com. Qualified buyers and sellers pre-register before accessing the Web site. The qualified buyers view content on specific titles using state-of-the-art-streaming capabilities of the system. The Web site includes rights and availability, corporate information, and multimedia content such as film trailers and Electronic Press Kits (EPKs). In addition, buyers are able to use advanced search tools to sort titles by specific rights, availability, genre, producers, directors, or cast.

Once the buyer identifies rights they want to acquire, an offer is made to the rights holder via the transactional functionality of the Web site. The rights holder either accepts or rejects the offer or counteroffers to the prospective buyer. When an agreement is reached between parties, the system generates a binding contract automatically, and then the buyer transfers the funds for payment through the Web site or offline using the Company's exclusive arrangements with Fintage House (see below).

OFTVS' online listing capabilities were officially launched at the Cannes Film Festival in May 2000. While at the Cannes Festival, OFTVS listed the product of over 86 filmed entertainment rights' holders. These companies owned the cinematic, video, PayTV, Free TV, Satellite TV, DVD and Internet rights to over 6,000 available titles at that time. Some examples of the companies who listed products are: United Artists, Film Four International, Le Studio Canal Plus, UGC, Universal Pictures International, Lions Gate Films International, Lakeshore International, Initial Entertainment Group, and Film Four International. OFTVS currently has agreements for over 15,000 films and television programs listed on its Web site.

Through the OFTVS web based transaction platform, buyers and sellers of film rights have convenient access to a global audience that may not be reached through traditional marketing means. In addition, transaction costs are a fraction of the costs incurred through traditional marketplaces. InternetStudios' management is building an easily accessible and global market where entertainment industry executives can buy and sell filmed entertainment rights.

OnlineFilmandTVSales generates revenue for the Company by entering into marketing contracts with rights holders who list their product on the OFTVS website. The contracts provide that a fee will be paid by the rights holder to OFTVS for marketing the properties once a transaction is initiated on the website by either an offer to the seller or a deal is concluded. In certain circumstances, a fee may be charged to the rights holder such as when streaming video or other marketing materials is hosted on the Company's website.

The Entertainment Financing Arm

InternetStudios Entertainment Finance provides interim financing to the film and TV production industry. IEF targets independent producers who require more specialized financing than that typically provided by conventional commercial lenders. To date, the Company has completed two transactions involving the financing of budgets aggregating approximately US$3 million. With respect to one of the transactions, the co-producer of the film is a related party. IEF earns revenue from two sources: interest on the funds loaned to the producer and arrangement fees for structuring the transaction. Additionally, any projects financed by IEF are listed with OnlineFilmandTVSales, which earns a commission from their sale.

Revenue from IEF is based on two components: set-up or financing fees and interest. Both are recognized at 1/18th per month over an 18 month period.

Rights Tracking Technology

The tracking of available rights to filmed entertainment by the holders of such rights is an immense problem in the entertainment industry. As the complexity of rights licensing has increased over the past 15 years with the increase in delivery platforms, coinciding with the increase in independent production and "split-rights" deals by the studios, the matrix of filmed entertainment rights has increased. Most small to mid-range entertainment companies track these library rights by a combination of paperwork and archaic software.

InternetStudios owns and operates a comprehensive digital platform that enables a rich transactional and community environment for worldwide buyers and sellers of filmed entertainment. The platform has been designed to accommodate both the developing e-commerce marketplace as well as ancillary revenue opportunities of InternetStudios complementary business units. At the core of this environment is an architecture, database, and proprietary software that enables our users to conduct what is known as rights transactions.

InternetStudios has the platform and the core capabilities in place to execute the primary capabilities for full online and offline rights management and tracking. This licensing system tracks rights acquired, licensed or available for motion pictures or television properties, including, related contractual elements such as parties to the contract, licensed properties, rights and territories, payment terms and royalties, deliverable materials such as film and sound elements. This software also provides the ability to check for conflicts between licenses and allows the parties to determine future availabilities by right or by territory.

The Company believes that there are over 5,000 filmed entertainment companies which could benefit from the ISTS Rights Tracking software. Of these, 500 have been initially targeted for installation of the software as a virtual private network system ("VPN"). The breakdown of the initial target market would be 25 large companies, 150 medium companies and 325 smaller companies. Fees will be a combination of initial license fees, ongoing additional support and customization fees. However, to date no revenue has been received from this business unit.

The Online Source for Industry News and Events

reporterTV.com ("reporterTV") is an online entertainment newsmagazine-supplying professionals in the film industry with relevant news from the entertainment sector. The broadcast or "webcast" (since news is delivered through the web) delivers content and information related to industry events and information pertinent to the entertainment industry trade publications such as Hollywood Reporter and Variety. The service is available free of charge and accessible via the Internet at www.reporterTV.com. Offerings include streaming video news broadcasts from various areas of the entertainment world, such as music, film, television and international headlines.

In addition, reporterTV has moved aggressively to secure film and Internet broadcast rights for important film industry events. For example, reporterTV acquired exclusive rights for three speeches and several discussion rounds at the eMediatainment World Conference, which debuted June 28-30, 2000 in Los Angeles. eMediatainment serves as a forum for entertainment industry decision-makers and takes place semi-annually. Another milestone for reporterTV was the broadcast of nominations for the 52nd Annual Primetime Emmy Awards directly from the Academy of Television Arts and Sciences in Hollywood, which took place on July 20, 2000. The broadcast was released for downloading after a delay of one hour. This was the first time the event was available on the Internet.

Revenues from reporterTV are generated from three sources: fees charged for production services provided by reporterTV, advertising and sponsorship revenues and fees from the syndication of its content.

SALES AND MARKETING

Since the acquisition of Online Films, InternetStudios' management team has focused on marketing and public relations efforts to attract vendors to list their filmed entertainment rights on the OnlineFilmandTVSales.com web site. InternetStudios believes that much of the awareness of the OnlineFilmandTVSales.com website will be generated by attendance at film festivals, entertainment industry forums and other events.

InternetStudios intends to generate additional brand awareness from specific promotional activities such as:

         - setting up promotional booths and kiosks at major and minor film festivals; and
         - entering into relationships with other websites to place links on their sites to the OnlineFilmSales.com website.

InternetStudios expects to hire sales personnel as demand increases.

To date, InternetStudios has used a combination of online and offline advertising to generate awareness of InternetStudios and OFTVS. This expense was significant in fiscal 2000 as the Company built brand awareness in the industry. However, this type of expense will be reduced in 2001 as industry acceptance has been achieved. In 2001, the Company intends to establish a customer relations center that will assist clients of OFTVS as well as aggressively market programming on the system to end-users worldwide.

In addition, the Company intends to focus on a number of key initiatives in order to increase the revenues in the digital marketplace:

         - Cross-Pollination: Finding new buyers for product, especially Video and DVD buyers to TV product, and bringing Feature Films directly to end-user broadcasters, circumventing middlemen.
         - Customer service: The Company will focus on localization, through a variety of methods. Instructing, responding to needs, and integrating with businesses in Latin America, Asia and Australia as the Company's London office already does.
         - Teaching buyers how and why: OFTVS will conduct more one-on-one training, especially as the Company rolls out functionality.
         - Signing & teaching sellers: This will create volume as well as more exclusivity and lead product
         -        Ancillary Revenue through Data Sales and Fee For Service:
                  available from the sale of OFTVS' data, especially Pre-Sale Information.
         - Constant updating of users' data. The Company is actively enhancing its customer relation management systems.
         - More & richer Global Directory data/Calendar/TV: This will build more activity on the site.
         -        Presenting instructions & descriptions in foreign languages.
         - Extensive E-marketing initiatives based on the existing templates
         - Producers Site: Providing Application Service Provider services to targeted, knowledgeable producers to market and pre-sell directly to end-users. Revenue on transaction and fee for service sales
         -        Focus on Catalogues of Studios & Defunct Libraries.
         - Focus on Niche and Specialty Broadcasters: Take advantage of the growth of Niche & Specialty stations/broadcasters, with smaller audiences with smaller budgets but with equivalent needs in terms of hours.

Assuring a strong presence at film festivals, entertainment industry forums and other events to service existing clients and sign new contracts and register new buyers will generate ongoing awareness of the OnlineFilmandTVsales.com Web site. Executives of the company will provide sales and marketing expertise armed with the most comprehensive information and complete catalogue of film and TV product in the world.

COMPETITION

The Internet and online commerce is new, rapidly evolving and intensely competitive. Our current and potential competitors can launch new sites quickly and inexpensively. No substantial barriers to entry into the online business to business marketplace for filmed entertainment industry exist. Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than would otherwise be established or obtained, and thus could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal competitive factors in our market are:

         -        filmed entertainment rights industry connections;
         -        brand recognition;
         -        selection;

         -        variety of value-added services;
         -        ease of use, site content;
         -        user and advertiser fulfillment;
         -        reliability;
         -        quality of search tools;
         -        customer service; and
         -        technical expertise.

Key competitors include FilmBazaar.com, IFilm.com, MIPInteractive, Reeplay.com, ScreenExchange.com, ShowBizData.com and Tivix.com. There can be no assurance that our competitors will not develop services that are superior to ours or achieve greater market acceptance. Our failure to provide services that achieve success in the short term could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, we compete with filmed entertainment rights transaction venues such as film festivals, subscription databases and trade magazines. The online venues competing with us may be acquired by, receive investments from, or enter into other commercial relationships with, larger, more established and more adequately financed companies as the use of the Internet and other online services increases. We are aware that certain of our competitors have and may continue to adopt aggressive pricing policies and devote substantially more resources to web site and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

TECHNOLOGY

The OnlineFilmandTVSales.com website is currently being designed and developed on InternetStudios behalf by MediaChase. InternetStudios' system is being designed around industry standard architectures. InternetStudios is unable to predict at this time whether its infrastructure is adequate to accommodate the volume of traffic and the number of filmed entertainment rights transactions that will actually be conducted by users on its website. The failure of InternetStudios' systems to accommodate the volume of traffic or the number of transactions could cause the website to become unstable and possibly cease to operate for periods of time. InternetStudios anticipates that it will continue to devote significant resources to develop its technology infrastructure. InternetStudios' future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of InternetStudios to adapt to such changes would harm its business.

The InternetStudios technology platform has been designed to support rapid scalable deployment of buyer and seller services both online and offline to enhance the value for our customers which can range in size from the smallest of companies to the largest. Our platform creates value in two primary ways for our customers: saving costs and increasing sales.

Three environments are critical to InternetStudios' information technology infrastructure:

         - Operations/Development Network - InternetStudios owns and maintains the various Dell workgroup and departmental servers that make up the operating infrastructure, development environment, security, mail, and file / print services.

         - Staging Network - InternetStudios owns and maintains the IBM Netfinity Servers used to stage Production releases for testing and Quality Assurance. The Staging environment is a scaled down version of the Production Platform environment complete with Web Servers,

                Applications Servers, Mgmt/Reporting Servers, Database Servers, Raid 5 Storage, and Communications Servers.

         - Production Platform Environment - InternetStudios owns and operates the IBM Netfinity Servers Co-Located at the El Segundo Exodus Data Center. The Production Platform is a fully redundant, fault tolerant, fail over capable system complete with Web Farm Servers, Applications Servers, Mgmt/Reporting Servers, Clustered Database Servers, a Raid 5 Storage Array, and a Communications Server. The Production environment currently leases two Compaq Proliant 3000 Servers running as a Tier 2 Web Platform suitable for launching "Non-Mission Critical" web sites supporting the Production Platform.

Through December 31, 2000, InternetStudios has spent approximately $9.5 million on website development. This investment has yielded an infrastructure that is currently supporting four products (reporterTV, OnlineFilmandTVSales, Sundance Online Resource Center and LondonPremiere Screenings). It is not expected that any significant additional investment is required in this area to allow the platform to support richer functionality with the products or the addition of more products. As for the software, the functionality has matured but additional enhancements are planned.

All production equipment is co-located at the Exodus El Segundo Data Center, and is monitored (24/7/365) by the Exodus Network Operations Center. The streams are hosted through our distribution partner - IBeam. Secondary Support to the production environment is provided by InternetStudios' own IT infrastructure team, and finally, MediaChase also provides 24/7 IT support with remote and on-site services.

All three platforms/environments are Microsoft Windows 2000 / NT based. All database applications are written / designed in MS SQL*Server 7.0. InternetStudios uses several software programs developed and licensed by Computer Associates. InternetStudios also uses various Microsoft development tools/ software packages. In addition, it uses a number of other programs from Vendors like Macromedia & Adobe.

InternetStudios uses the ADIC Tape Library backup system in combination with ARCServe and ARCServe SQL Agent both in the operational development environment as well as in the production environment. The Company is currently employing a combined full/incremental backup scheme to ensure reliable and timely backup and recovery.

InternetStudios applies industry standards and best practices by using Microsoft's scalable Distributed Network Architecture with built in redundancy and fail over capabilities.

InternetStudios will continue to devote resources to develop its technology infrastructure. The Company's future success will depend on its ability to upgrade its technology, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service.

INTELLECTUAL PROPERTY

InternetStudios regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its success. InternetStudios relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to protect its proprietary rights in products and services. InternetStudios maintains confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with which it conducts business to limit access to and disclosure of its proprietary information. Any contractual arrangements and the other steps taken by InternetStudios to protect its intellectual property may not prevent misappropriation of its technology or deter independent third-party development of similar technologies. InternetStudios has current pending applications for the servicemark of "InternetStudios.com", the trademark of "ReporterTV" and the trademark of "StudioBuzz" with the United States Patent and Trademark Office. In addition, InternetStudios owns the following domain names: manmadefilms.com, manmadepictures.com, onlinefilmmarket.com, onlinetvsales.com, reportertv.com, studiobuzz.com, OnlineFilmSales.cc, onlinetvsales.cc, reportertv.cc and studiobuzz.cc.

EMPLOYEES

As of December 31, 2000, InternetStudios had forty-four full time employees.

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

STRATEGIC ALLIANCES

Fintage House

In August 2000, Fintage House, a company based in Amsterdam which is involved in collection account management, reached an agreement in principle with InternetStudios pursuant to which Fintage House's program, "Fintage e-safe" will be adapted to process transactions conducted on the OFTVS website. Specifically, Fintage House will provide services for placing funds in escrow, the collection of accounts and the disbursement of funds that are generated on the InternetStudios subsidiary's Web site, OnlineFilmandTVSales.

Fintage House's expertise over the years combined with its extensive contacts and track record in sound independent financial services is an essential part of conducting Internet transactions on the OnlineFilmandTVSales. The service is specifically targeted at the growing area of film sales conducted over the Internet. In addition, the customized payment and disbursement methods will provide the level of trust for both buyers and sellers necessary to complete transactions without the regular face-to-face meetings of traditional sales of film and TV rights.

London Premier Screenings

In October 2000, InternetStudios entered a partnership agreement with London Premier Screenings (LPS) to create the inaugural website for LPS. InternetStudios was chosen exclusively by LPS and as the formal sponsors for London Premiere Screenings, in association with Screen International and PACT, InternetStudios was wholly responsible for the creation and look of the site. The site included local maps, guides, venues and accommodations as well as up to the minute details on screenings and schedules to create a global and efficient business environment for attendees of the LPS. In addition, users of the site were also able to view exclusive trailers or key art for the featured films, and had a direct link to reporterTV, for the latest information and news from both LPS and Hollywood.

Sundance Online Resource Center

In December 2000, InternetStudios entered a one-year sponsorship agreement with The Sundance Institute, a not-for-profit arts organization, to co-produce the Sundance Online Resource Center (SORC) for the 2001 Sundance Film Festival. The SORC will showcase web sites for each film in the Sundance Film Festival as well as provide expanded information on the filmmakers, panel participants, and official activities at the Festival. InternetStudios is responsible for the SORC's website design, technical functionality, and Internet promotion and marketing. The site can be viewed at www.sundanceonlineresourcecenter.org

ITEM 2. PROPERTIES

InternetStudios maintains its offices in Santa Monica, California, Hollywood, California, Vancouver, British Columbia and London, England.

Pursuant to a three year lease commencing on November 1, 1999, InternetStudios leases offices for its corporate headquarters at 1351 4th Street, Suite 227, Santa Monica, California at a base rent of $8000 per month.

The Hollywood office is located at 1400 Cahuenga Boulevard. The Company assumed responsibility for this lease through an assignment of lease from MediaChase on March 28, 2000. The term of the lease is through October 2002 at a current rental of $17,500 per month (subject to annual escalation).

InternetStudios also leases office space at 1040 Hamilton Street, Vancouver, British Columbia pursuant to a three year lease entered into on March 1, 2000. Monthly rental is CN $4,218.58 for the period commencing March 1, 2000 and ending February 28, 2001 and CN $4,354.67 for the period commencing March 1, 2001 and ending February 28, 2003.

InternetStudios UK Limited leases office space at 6/7 D'Arblay Street London, England pursuant to a six year lease. The initial rent is 52,500 British pounds per annum. The first rent review date is set for September 1, 2001.

InternetStudios does not own any real estate. InternetStudios believes that it currently has sufficient space to carry on its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On or about September 1, 2000, Steven J. Fredericks, the former acting President and Chief Financial Officer, brought an action against the Company and certain of its senior management, in Los Angeles County Superior Court. Mr. Fredericks had become employed in the capacity of President and CFO in the spring of 2000. He was subsequently terminated in June 2000. In his lawsuit, Mr. Fredericks alleges claims for: 1) Breach of Written Contract; 2) Breach of Implied Contract; 3) Breach of the Implied Covenant of Good Faith and Fair Dealing (Written Contract); 4) Breach of the Implied Covenant of Good Faith and Fair Dealing (Implied in Fact); 5) Constructive Termination; 6) Declaratory Relief; 7) Violation of California Labor Code Section 218.5; 8) Inducing Breach of Contract; 9) Fraud, and; 10) Quantum Meruit. Mr. Fredericks' various claims center on his allegation that he was wrongfully discharged from his employment with InternetStudios. He has asked for economic damages, general damages, punitive damages and attorneys' fees in an amount in excess of the minimum jurisdiction of the court. The matter was tendered to the Company's insurance carrier who is defending under a reservation of rights.

August Entertainment, Inc. ("August") brought an action against the Company on September 7, 2000 in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. The Complaint seeks damages of $2,000,000. The Company filed a demurrer to the first amended complaint. Based on the Company's demurrer, the Court dismissed August's first amended complaint but allowed August leave to file a new complaint. August then filed a Second Amended Complaint and InternetStudios subsequently filed a demurrer to the Second Amended Complaint. This Demurrer to August's Second Amended Complaint was originally scheduled for January 26, 2001, but was moved on the court's own initiative and was heard on February 22, 2001. After taking the demurrer under submission, the court overruled the Company's demumer on April 13, 2001 and required the Company to file its answer on or before April 23, 2001. An application for a right to attach order and order for issuance of a writ of attachment is scheduled for hearing on April 19, 2001 in Los Angeles Superior Court.

Although no assurance can be given as to the outcome of the lawsuits or the attachment application, the Company believes that the allegations in the actions are without merit, and the Company intends to continue to vigorously defend against each action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of InternetStudios during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 23, 1999, InternetStudios' Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol "ISTS." Prior to that date, InternetStudios' Common Stock traded under the symbol "EHLC." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market." The following table sets forth the high ask and low bid information for each fiscal quarter during 1999 and 2000. The bid information was obtained from Bloomberg and Silicon Investor and reflects interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 1999


                                                        High        Low
Quarter Ended March 31, 1999........................    $6.00       $1.09
Quarter Ended June 30, 1999.........................   $10.13       $1.04
Quarter Ended September 30, 1999....................    $6.75       $2.00



Quarter Ended December31, 1999......................    $6.50       $4.75


FISCAL YEAR ENDED DECEMBER 31, 2000


                                                        High        Low
Quarter Ended March 31, 2000........................   $22.50       $5.50
Quarter Ended June 30, 2000.........................   $19.12      $13.00
Quarter Ended September 30, 2000....................   $13.06       $7.00
Quarter Ended December31, 2000......................    $7.06       $4.75


On March 30, 2001 the closing price for the common stock as reported by the NASD OTC Electronic Bulletin Board was $2.38.

As of December 31, 2000 there were approximately 53 holders of record of the Common Stock. As of such date, 15,658,044 shares were outstanding.

InternetStudios currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

This schedule contains summary financial information extracted from the financial included in this Form 10-K and is qualified in its entirety by these financial statements.


                                          Twelve months ended Dec.         Twelve months ended
                                                  31, 2000                    Dec. 31, 1999
                                          ------------------------         -------------------
                                                (in $)                              $
Operating Revenues ................                   137,736                       --
General and administrative expenses                20,629,094                  2,730,811
Net Loss ..........................               (36,205,668)                (2,730,811)
Loss per share ....................                     (2.41)                     (0.32)
Total assets ......................                25,768,567                 14,151,685


         The consolidated financial statements dated December 31, 1999 include the acquisition of Online Films, LLC effective on September 30, 1999. Accordingly, the assets of Online Films, LLC are included in the total assets. The loss from continuing operations includes the losses of Online Films, LLC since October 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS. The following presentation of management's discussion and analysis of the Company should be read in conjunction with the Company's Consolidated Financial Statements and other financial information included herein. This Management's Discussion and Analysis of Financial Condition and Result of Operations and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and internet industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

This Report on Form 10-K for the year ended December 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and acceptance of products and technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expense and other factors described in the Company's filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are subject to risks and results expressed in or implied by the statements contained herein.

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

InternetStudios provides full services for marketing, licensing and tracking film and television distribution rights. The Company combines four separate but complementary business units: (1) a digital marketplace, at www.OnlineFilmandTVSales.com, where buyers and sellers can conduct transactions for filmed entertainment generating transaction fees for InternetStudios; (2) a financing arm, InternetStudios Entertainment Finance, which generates fees and financing charges, and drives sales activity to the OnlineFilmandTVSales site; (3) ISTS Rights Tracking, which provides filmed entertainment rights tracking technology for which license fees and service fees are charged, and (4) reporterTV.com, which provides streaming broadcasts of industry news and events that generates production fees, advertising and sponsorship revenues.

InternetStudios currently operates the following websites:

         - www.internetstudios.com
         - www.onlinefilmandtvsales.com
         - www.reportertv.com
         - www.sundanceonlineresourcecenter.org

The Company's predecessor, Online Films LLC, was organized in July of 1999 and commenced development activities in August, 1999.

InternetStudios has incurred significant losses since inception, and as of December 31, 2000 had an accumulated net loss of $38,952,616. InternetStudios and its subsidiaries have made a significant investment in its web based services to maintain its technological advantage and to brand and market these services.

As of the date of this Report, the Company has utilized substantially all of its available funding. The Company's continuation as a going concern will depend on its ability to raise additional capital. No assurance can be given that the Company will be able to raise additional funds. In the absence of such funds, the Company will be required to cease operations.

RESULTS OF OPERATIONS

During 1999, the Company did not recognize any revenues. Accordingly, the Company did not have any cost of revenues. The discussion set forth below relating to results of operations pertains only to fiscal year 2000. In view of the limited activities of the Company in 1999, any comparison would not be meaningful.

REVENUES. InternetStudios has recognized revenues to date of $415,250 of which $137,736 are from operating revenues sources. The Company recognizes revenue from its customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system. In addition, revenues from reporterTV.com consist of fees for production services, sponsorship and content syndication and are recognized at the time the services are rendered or the products delivered. Revenues from IEF relating to the financing of film entertainment is amortized over the life of the agreement, typically 18 months, using a method that appropriates the effective interest method.

COST OF REVENUES. InternetStudios has currently not recognized significant revenues to date, and therefore has not allocated any significant amounts to cost of revenues. Once InternetStudios' revenues increase, cost of revenues will primarily consist of costs associated with marketing, customer service activities, and server and network operations, and to a lesser extent, bank and escrow processing charges on fees earned on transactions, Internet connection charges, depreciation of server and network equipment and allocation of overhead.

ADVERTISING AND MARKETING EXPENSES. Costs related to InternetStudios' advertising and marketing efforts were $2,780,920 for the period ended December 31, 2000. InternetStudios' advertising and marketing expenses consist mainly of advertising expenses, creative development and promotional costs and commissions, and compensation for advertising and marketing personnel. The majority of these costs were directed to programs designed to build brand name recognition, attract filmed entertainment companies and individuals to InternetStudios' websites, and to attract motion pictures and television programming for listing on the OnlineFilm and TVSales.com web site.

WEBSITE AND DEVELOPMENT EXPENSES. These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites. Website development costs as of December 31, 2000 were $9,536,992 of which $2,779,668 were capitalized under EITF 00-02 and $4,750,000 were recorded as a non-cash cost related to stock based compensation. InternetStudios expects to incur additional website development and maintenance expense in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period from inception and ended December 31, 2000 were $22,013,775 of which $10,925,152 were non-cash costs related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

From inception, InternetStudios has financed its operations entirely from private placements. On December 31, 2000 InternetStudios had $700,068 in cash and cash equivalents, including $360,000 used to secure letters of credit. From inception, InternetStudios has had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $4,178,534 for the period from inception and ended December 31, 1999, and $13,647,501 the period ended December 31, 2000.

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

As of March 29, 2000, an additional 950,000 shares of Common Stock were issued for $10 per share to an unrelated third party, U.S.-based investor. This offering was done pursuant to Regulation D. As of April 5, 2000, an additional 480,000 shares of Common Stock were issued for $10 per share to four unrelated third party, non U.S. investors for a total offering price of $4,800,000. This offering was done pursuant to Regulation S. As of April 10, 2000, an additional 15,000 shares of Common Stock were issued for $10 per share to an unrelated third party non U.S. investor. A finder's fee of 4% was paid pursuant to this offering.

As shown in the Company's financial statements, the Company has sustained substantial losses from operations since inception. As of the date of this Report, the Company has utilized substantially all of its available funding. The Company's continuation as a going concern will depend on its ability to raise additional capital. No assurance can be given that the Company will be able to raise additional funds. In the absence of such funds, the Company will be required to cease operations.

In accordance with its original business plan, the Company was required to make a significant investment in technology and website development. In addition, the plan called for the necessary investments to market the Company and its services to brand the Company globally. Website development was substantially completed in October 2000. Revenues derived from implementation of the Company's platform commenced in the fourth quarter of 2000.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. These steps include expense reductions in staffing, marketing and consulting, as well as a significant decrease in operating costs as a result of completion of Web developments activities. The Company is also in the process of securing additional capital through equity transactions, which will be required in order to continue operations. In this regard, the Company has engaged an investment bank and has circulated a Private Placement Memorandum seeking to raise an additional $20.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 1, 2000, associated with the Company's Web Site were recorded in accordance with EITF 00-2. Development costs of $2,779,668 were capitalized during the year ended December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

InternetStudios' Financial Statements, together with the report of independent certified public accountants, appear at pages F-1 through F-21 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 18, 2000, the Company dismissed LaBonte & Co. ("LaBonte") as the Company's independent accountants, and engaged Pricewaterhouse Coopers LLP ("PWC") as the Company's new independent accountants. The dismissal of LaBonte and the retention of PWC were approved by the Company's Board of Directors. Prior to the engagement of PWC, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements.

LaBonte audited the Company's financial statements for the years ended December 31, 1999 and 1998. LaBonte's reports for each of such periods did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles, except as to the comments by auditors for U.S. readers on Canada-United States reporting differences regarding the Company's ability to continue as a going concern. During the period from January 1, 2000 to April 8, 2000 and the years ended December 31, 1999 and 1998, there were no disagreements with LaBonte on matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LaBonte, would have caused such firm to make reference to the subject mater of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended December 31, 1999 and 1998 and the subsequent interim periods through April 18, 2000.

Effective November 28, 2000, the Company accepted the resignation of PWC as the Companys' independent accountants. Effective November 28, 2000, the Company engaged Grant Thornton LLP ("Grant") as the Company's new independent accountants. The resignation of PWC and the retention of Grant were accepted by the Company's Board of Directors. Prior to the engagement of Grant, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements. During the course of its engagement, PWC did not audit the Company's financial statements. During the period from April 18, 2000 to November 8, 2000, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no such events as described under Item 304(a)(1)(v) of Regulation S-K during the period from April 18, 2000 to November 28, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text sets forth the names and ages of all of InternetStudios' directors and executive officers as of March 31, 2001. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of stockholders.

POSITION                                                     NAME                           AGE
Chairman of the Board, Director                              Robert MacLean                 45

Vice Chairman, Secretary, Treasurer, Director                Mark Rutledge                  41

Chief Executive Officer, InternetStudios                     Heidi Lester                   39

President, InternetStudios UK Limited                        Aline Perry                    47

President, InternetStudios Entertainment Finance             Robert Beattie                 41

Director                                                     Michael Edwards                32

ROBERT MACLEAN has been Chairman of the Board of InternetStudios since September 1999 and served as President from September 1999 to December 1999. Mr. MacLean continues to act in an executive capacity for InternetStudios, however he currently has no title or defined responsibility. For the past five years, Mr. MacLean has been an independent producer of filmed entertainment projects. He has produced over a dozen independent motion pictures and television movies including such films as CRIMINAL LAW, BRIGHT ANGEL and MAN WITH A GUN. Mr. MacLean also served as head of production at RKO Pictures in Los Angeles and has developed and produced a number of miniseries and movies of the week for ABC, CBS, and HBO. Mr. MacLean began his film career as a documentary filmmaker based in Paris, France where he produced several documentary series including, THE LAST SAILORS and THE GOLD LUST. Mr. MacLean obtained a Bachelor's of Art degree from University of Oregon and a Certificate of Advanced Motion Picture Productions from Banff School of Fine Arts.

MARK RUTLEDGE has been Secretary, Treasurer, Vice President of Business Affairs and a director of InternetStudios since September 1999. He has a Bachelor of Arts (Honors) and a Bachelor of Laws from University of British Columbia. He was the Vice President of Business Affairs for Northwood Entertainment Corp. from 1997 to August 1999, and was the Vice President of Business Affairs for Movie Vista Productions from 1994 to 1997. As vice president of these two companies, Mr. Rutledge was responsible for negotiating and preparing contracts for film and television distribution and financing of film and television productions. Prior to these positions, Mr. Rutledge practiced law for six years, specializing in the areas of corporate finance, public offerings and entertainment law. In addition, Mr. Rutledge produced a number of award winning medical documentaries.

HEIDI LESTER has been Chief Executive Officer of InternetStudios since September 1999. Ms. Lester has over 15 years of experience in the film acquisition and distribution industry. From 1994 to 1999, she held the position of Senior Vice President of Acquisition and Production at Summit Entertainment. In 1994, Ms. Lester was Vice President of Acquisitions at Largo Entertainment. From 1989 to 1994, Ms. Lester was in charge of the Los Angeles Liaison office for the JVC Visual Software Division. She is currently the Co-Chairman of Industry Relations Committee for the American Film Market Association ("AFMA") and is a member of the Internet Committee for AFMA. Ms. Lester has previously served as a member of the Board of Directors of AFMA.

ALINE PERRY has been President of InternetStudios.com UK Limited since its formation. Ms. Perry was the President of Polygram Film International between 1992 and 1999. During her tenure she oversaw the growth of a small sales operation into a major international distribution company, handling world-
                                       21
class pictures such as FOUR WEDDINGS AND A FUNERAL, MISTER BEAN, SLEEPERS, FARGO and NOTTING HILL. She played a key role in the development and green lighting process, and held overall responsibility for marketing, publicity, international distribution and sales.

ROBERT BEATTIE has been President of InternetStudios Entertainment Finance Inc. since its formation. Mr. Beattie recently headed Equicap Financial Corporation, a subsidiary of Alliance Atlantis Communications Inc., which specialized in providing interim production financing to independent motion picture and television producers. During the four years which he headed the division, Mr. Beattie was responsible for financing 38 projects with budgets ranging from $2 million to over $30 million with an aggregate total in excess of $280 million. Prior to joining Alliance Atlantis, Mr. Beattie was the team leader and co-manager of Royal Bank's Toronto Media and Entertainment Group. While at Royal Bank, Mr. Beattie was responsible for financing both independent producers as well as some of Canada's largest publicly traded film and television companies. Mr. Beattie was with Royal Bank for a total of 9 years. Mr. Beattie holds an MBA in Finance, is a Chartered Financial Analyst and a member of the Association for Investment Management Research and the Toronto Society of Financial Analysts. A frequent speaker at industry conferences, Mr. Beattie is recognized as one of Canada's most knowledgeable lenders in the film and television production financing industry.

MICHAEL EDWARDS served as Chief Operating Officer from September 1999 until April 12, 2000. From 1991 to 1997, Mr. Edwards was the controller of Alik Enterprises Ltd., a British Columbia, Canada based restaurant business. From 1997 to 1999, Mr. Edwards was the president of Soul Rider Sports, Inc., a consumer goods manufacturing and distribution company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) of Common Stock with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten percent holders are required to furnish the Company with copies of all such forms which they file.

To the Company's knowledge, based solely on the Company's review of copies of such reports or written representations from certain reporting persons that no Form 5 were required to be filed by those persons, the Company believes that for fiscal 2000 all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth, for the years ended December 31, 1999 and December 31, 2000, all compensation to the Chief Executive Officer and the other executive officers of the Company who served in 2000 and received salary and bonus in excess of $100,000. The executive officers of InternetStudios did not receive compensation prior to 1999.

---------------------------------------------------------------------------------------------------------------------
                                                        Annual Compensation
---------------------------------------------------------------------------------------------------------------------
Name & Principle Position       Year         Salary ($)        Bonus ($)        Other Annual          Long Term
                                                                                Compensation(1)       Awards (2)
---------------------------------------------------------------------------------------------------------------------
HEIDI LESTER                    2000          252,000           50,000             7,200                  -
---------------------------------------------------------------------------------------------------------------------
CEO                             1999           63,000             -                 -                  175,000
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
ROBERT MACLEAN                  2000          192,000           50,000             7,200                  -
---------------------------------------------------------------------------------------------------------------------
Chairman                        1999           43,000             -                 -                  175,000
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
MARK RUTLEDGE                   2000          192,000           50,000             7,200                  -
---------------------------------------------------------------------------------------------------------------------
Vice Chairman                   1999           43,000             -                 -                  175,000
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
ALINE PERRY,                    2000          250,000           50,000              -                   50,000
---------------------------------------------------------------------------------------------------------------------
President,  InternetStudios UK  1999             -                -                 -                     -
LTD
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
ROBERT BEATTIE                  2000          170,000           75,000             7,200                  -
---------------------------------------------------------------------------------------------------------------------
President, IEF                  1999             -                -                 -                     -
---------------------------------------------------------------------------------------------------------------------

(1)      Other compensation reflects a car allowance paid to management.
(2)      Represents the number of securities underlying stock options granted.

EMPLOYMENT AGREEMENTS

InternetStudios, through one of its subsidiaries OnlineFilmSales, entered into a Management Agreement with Heidi Lester on April 1, 2000. Under Ms. Lester's Management Agreement, Ms. Lester is serving as Chief Executive Officer for a term of three years. The term may be renewed upon a written agreement between the parties for two additional one year periods. The provisions of the Management Agreement include:

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

In the event InternetStudios, or one of its subsidiaries, as the case may be, terminates Ms. Lester for any reason other than death, disability, or for cause, or in the event Ms. Lester terminates her services for cause, Ms. Lester will be entitled to the following compensation on the eighth day after her signing a Confidential Severance Agreement and a letter confirming that she did not revoke and will take no action to revoke the Confidential Severance Agreement:

         - a lump sum severance payment equal to one and one-half times her base - salary;

         -        any accrued and unpaid vacation or other benefits;

         -        any accrued and unpaid bonus; and

         -        accelerated vesting of her stock options.

InternetStudios, through one of its subsidiaries OnlineFilmSales, entered into an Agreement with Spray Point Consulting Limited for the services of Robert MacLean on April 1, 2000. Under this Agreement, Mr. MacLean will serve as the Company's Chairman for a term of three years. The term may be renewed upon a written agreement between the parties for two additional one year periods. The provisions of the Agreement include:

         - base salary of $142,000 per year, subject to an increase at the end of each year of the term determined by the Board of Directors in its sole discretion;

         -        one time bonus of $50,000 paid in May 2000;

         - annual bonus, determined by the Board of Directors in its sole discretion;

         - customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties; and

         -        noncompetition, nondisclosure and nonconsolidation covenants.

In the event InternetStudios, or one of its subsidiaries, as the case may be, terminates Mr. MacLean for any reason other than death, disability, or for cause, or in the event Mr. MacLean terminates his services for cause, Mr. MacLean will be entitled to the following compensation on the eighth day after his signing a Confidential Severance Agreement and a letter confirming that he did not revoke and will take no action to revoke the Confidential Severance Agreement:

         - a lump sum severance payment equal to one and one-half times his base salary;

         -        any accrued and unpaid vacation or other benefits;

         -        any accrued and unpaid bonus; and

         -        accelerated vesting of his stock options.

In addition to the agreement between OnlineFilmSales and Spray Point Consulting Limited, Mr. MacLean also entered into an Employment Agreement with InternetStudios UK LTD and InternetStudios for a term commencing on July 1, 2000 and ending on December 1, 2002. The agreement provided for a 2000 notional annual salary of US$50,000. In addition, Mr. MacLean is entitled to receive an additional $1000 for each day worked (i) in excess of 50 days in that year if a complete year or, (ii) where employment terminates during the year an additional $1000 for each day worked in excess of 50 days per year prorated to the total period of employment for that year. Where Mr. MacLean works less than 50 days in the preceding year or, where less than a year, has worked less than the proportionate number of days, Mr. MacLean is required to pay to InternetStudios UK Limited $1000 for each such day less than 50 days or the proportionate number of days as the case may be. The Employment Agreement also provides for:

         - option to purchase 175,000 shares of InternetStudios' Common Stock at an exercise price of $5.00 (US) per share, subject to vesting requirements and approval of the Board of Directors and stockholders;

         - term life insurance in the amount of $1,500,000 to be procured and maintained by InternetStudios UK Limited, payable to such beneficiary or beneficiaries designated by Mr. MacLean;

         - annual bonus, determined by the Board of Directors in its sole discretion;

         - customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties; and

         -        noncompetition, nondisclosure and nonconsolidation covenants.

In the event InternetStudios or its subsidiary InternetStudios UK LTD, as the case may be, terminates Mr. MacLean for any reason other than death, disability, or for cause, or in the event Mr. MacLean terminates his services for cause, Mr. MacLean will be entitled to the following compensation on the eighth day after his signing a Confidential Severance Agreement and a letter confirming that he did not revoke and will take no action to revoke the Confidential Severance Agreement:

         - a lump sum severance payment equal to one and one-half times his base - salary;

         -        any accrued and unpaid vacation or other benefits;

         -        any accrued and unpaid bonus; and

         -        accelerated vesting of his stock options.

InternetStudios, through one of its subsidiaries OnlineFilmSales, entered into an Agreement with Carraway Management Inc. for the services of Mark Rutledge on April 1, 2000. Under this Agreement, Mr. Rutledge will serve as the Company's Vice President Business Affairs and as Corporate Secretary for a term of three years. The term may be renewed upon a written agreement between the parties for two additional one year periods. The provisions of the Agreement include:

         - base salary of $192,000 per year, subject to an increase at the end of each year of the term determined by the Board of Directors in its sole discretion;

         -        a one time bonus of $50,000 that was paid on May 28, 2000;

         - an annual bonus, determined by the Board of Directors in its sole discretion;

         - customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties; and

         -        noncompetition, nondisclosure and nonconsolidation covenants.

In the event InternetStudios, or one of its subsidiaries, as the case may be, terminates Mr. Rutledge for any reason other than death, disability, or for cause, or in the event Mr. Rutledge terminates his services for cause, Mr. Rutledge will be entitled to the following compensation on the eighth day after his signing a Confidential Severance Agreement and a letter confirming that he did not revoke and will take no action to revoke the Confidential Severance Agreement:

         - a lump sum severance payment equal to one and one-half times his base salary;

         -        any accrued and unpaid vacation or other benefits;

         -        any accrued and unpaid bonus; and

         -        accelerated vesting of his stock options.

InternetStudios UK LTD and InternetStudios entered into a service agreement with Aline Perry for a term commencing on February 1, 2000 and ending on January 31, 2002. The agreement provided for a 2000 base salary of US$250,000 (subject to a review at the conclusion of each year of the agreement). In addition, Ms. Perry is entitled to participate in the Company's other benefit plans. The agreement also provided for a one-time bonus of $50,000 upon the completion of a second round of financing being completed by the company by the end of the second quarter of the calendar year in 2000, which Ms. Perry received. Other provisions of the service agreement include:

         - an option to purchase 50,000 shares of InternetStudios' Common Stock at an exercise price of $5.00 (US) per share, subject to vesting requirements and approval of the Board of Directors and stockholders;

         - customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of her duties; and

         -        noncompetition, nondisclosure and nonconsolidation covenants.

In the event InternetStudios or its subsidiary InternetStudios UK LTD, as the case may be, terminates Ms. Perry for any reason other than death, disability, or for cause, or in the event Ms. Perry terminates her services for cause, Ms. Perry will be entitled to the following compensation on the eighth day after her signing a Confidential Severance Agreement and a letter confirming that she did not revoke and will take no action to revoke the Confidential Severance Agreement:

         - a lump sum severance payment equal to one and one-half times her base salary;

         -        any accrued and unpaid vacation or other benefits;

         -        any accrued and unpaid bonus; and

         -        accelerated vesting of her stock options.

The Company, and its subsidiary InternetStudios Entertainment Finance Inc., entered into a management agreement with Robert Beattie commencing on July 1, 2000 and ending on June 30, 2003, subject to potential two one-year extensions in the absence of a notice of termination by either the Company or the executive. The agreement provided for a 2000 annual base salary of CDN$260,000 which salary will be subject to a review at the conclusion of each year of the term of the agreement. In addition, the agreement provides that IEF will pay to Mr. Beattie as a bonus, an additional amount equal to ten (10) percent of the pre-tax profit from IEF less the base salary for a given year of the agreement.

Other provisions of the agreement include:

         - an option to purchase 150,000 shares of InternetStudios' Common Stock at an exercise price equal to the fair market value of the shares at the commencement of the agreement, subject to vesting requirements and approval of the Board of Directors and stockholders;

         - customary employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of her duties; and

         -        noncompetition, nondisclosure and nonconsolidation covenants.

In the event InternetStudios or its subsidiary IEF, as the case may be, terminates Mr. Beattie for any reason other than death, disability, or for cause, or in the event Mr. Beattie terminates his services for cause, Mr. Beattie will be entitled to the following compensation on the eighth day after his signing a Confidential Severance Agreement and a letter confirming that he did not revoke and will take no action to revoke the Confidential Severance Agreement:

         - a lump sum severance payment equal to one and one-half times his base salary;

         -        any accrued and unpaid vacation or other benefits;

         -        any accrued and unpaid bonus; and

         -        accelerated vesting of his stock options.

BOARD OF DIRECTORS

During the year ended December 31, 2000, three meetings of the Board of Directors were held. All other corporate actions were conducted by unanimous written consent of the Board of Directors.

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

OPTION GRANTS

Pursuant to the Company's 1999 Stock Option Plans, options to acquire 850,000 shares were awarded to executive officers of the Company in December 1999. Pursuant to the terms of the Plans, the Company was required to obtain shareholder approval within 12 months of the adoption of the Plans by the Board of Director of the Company. On January 18, 2000, the Company's shareholders approved the Plans. For financial reporting purposes, the date of the adoption of the Plans by the Company's shareholders is deemed to be the date of the grant.

AGGREGATED OPTION EXERCISES AND YEAR-END VALUES

The following table sets forth information with respect to the executive officers named in Item 10 concerning the number and value of options outstanding at the end of the last fiscal year. There were no option exercises during the last fiscal year.

                                            Value of
Number of                                   Unexercised In-the-
Unexercised                                 Money Options at
Options at                                  December 31, 2000
December 31, 2000                           Vested/Unvested(1)
Vested/Unvested
-----------------                           ----------------------
Robert MacLean..................................................................
49,792/80,208                                       0/0

Mark Rutledge...................................................................
55,792/80,208                                       0/0

Heidi Lester....................................................................
94,792/80,208                                       0/0

(1) Value as of December 31, 2000 is the difference between the option exercise price and the closing price of $4.75 as reported on the NASD OTC Bulletin Board at December 31, 2000 multiplied by the number of shares underlying the option.

PERFORMANCE GRAPH

The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Act of 1934, except to the extent that InternetStudios specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph compares the annual percentage change in the cumulative total return on the Common Stock of InternetStudios with the cumulative total return of the S & P 500 and the ISDEX Internet Stock Index for the period commencing September 23, 1999 and ending December 29, 2000. The stock price performance shown on the graph below assumes: (i) $100 invested on September 23, 1999 in the Common Stock of InternetStudios and in the stocks of the companies comprising the S & P 500 and the ISDEX Internet Stock Index; and
(ii) immediate reinvestment of all dividends. This stock price performance is not necessarily indicative of future price performance.

                                            9/23/99           12/31/99          12/29/2000
                                            -------           --------          ----------
InternetStudios                             $100.00           $385.50             281.56
ISDEX Internet Stock Index                  $100.00           $182.82              92.69
S & P 500                                   $100.00           $114.88             104.42

REPORT ON EXECUTIVE COMPENSATION - YEAR ENDED DECEMBER 31, 2000:

        The Company's compensation program for its executive officers is administered and reviewed by the Board of Directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as Company performance. The determination of discretionary bonuses is based on various factors, including implementation of the Company's business plan, acquisition of assets, development of corporate opportunities and completion of financing.

        The Board of Directors also believes that executives should have a substantial equity ownership, both through direct share ownership and through stock options, to provide long-term incentives which link executive compensation to the Company's long-term performance and return to its shareholders. The Company also believes that non-employee directors should have an equity interest in the Company. In that regard, the Company has adopted the 1999 Incentive Stock Option Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2001, with respect to the beneficial ownership of the Common Stock of (1) each of our directors, each of our executive officers and all of our executive officers and directors as a group, and (2) each stockholder known by InternetStudios to be the beneficial owner of 5% or more of the Common Stock, and the percentage of Common Stock so owned.

As used in this table, the term "beneficial ownership" with respect to a security is defined by Rule 13d-3 under the Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those individuals for which an address is not otherwise indicated is: 207-1040 Hamilton Street, Vancouver, British Columbia.

Beneficial Ownership of Management

                                                 NUMBER OF SHARES OF                     PERCENTAGE OF
NAME AND ADDRESS                                    COMMON STOCK                          OUTSTANDING
OF BENEFICIAL OWNER (1)                          BENEFICIALLY OWNED                      COMMON STOCK
Robert MacLean (2)                                      1,201,984                              7.65

Mark Rutledge (3)                                       1,189,792                              7.57

Heidi Lester (4)                                           94,792                              .006

Michael Edwards (5)                                       118,750                              .007

Aline Perry (6)                                            25,000                              .001



Robert Beattie                                                  --                               --

All Directors and Officers as a group
(six persons)                                            2,630,318                            15.23

(1) The address for each such person is 1341 4th Street, Santa Monica, CA Suite 227, Santa Monica, CA 90401

(2) Includes 49,792 vested options issued pursuant to the Stock Option Plan.

(3) Includes 54,792 vested options issued pursuant to the Stock Option Plan.

(4) Does not include the Class B Membership Interest of OnlineFilmSales Ms. Lester acquired as of March 28, 2000 which is convertible into 600,000 shares of Common Stock includes 94,792 vested options issued pursuant to the Stock Option Plan.

(5)  Includes 18,750 vested options pursuant to the Stock Option Plan.

(6)  Includes 25,000 vested options pursuant to the Stock Option Plan.

Beneficial Owner of More than 5%

                                                   NUMBER OF SHARES OF                     PERCENTAGE OF
NAME AND ADDRESS                                      COMMON STOCK                          OUTSTANDING
OF BENEFICIAL OWNER(1)                              BENEFICIALLY OWNED                     COMMON STOCK
Clipper Bay & Co.                                          950,000                             6.07
c/o Capital Research
  Management Corp.
333 South Hope, 55th Floor
Los Angeles, California 90071

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, the Company loaned approximately $423,000 including accrued interest of approximately $12,000, to a film production company owned and managed by an executive officer of the Company. Repayment of the loan is at the demand of the Company. Advances under the loan agreement are collateralized by all of the assets of the related company and bear interest at the prime rate plus 3%.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A) (1)  Financial Statements

         (2)      Exhibits


         (B)      Exhibits

         Exhibits          Description
         --------          ---------------------------
         2.1(1)            Acquisition Agreement

         3.1(1)            Articles of Incorporation


         3.2(1)            Certificate of Amendment of Articles of Incorporation

         3.3(1)            Certificate of Amendment of Articles of Information

         3.4(1)            By-laws

         3.5(1)            Amended By-laws

         3.6(1)            Financing Agreement

         10.1(1)           Financing Agreement

         10.2(1)           Consulting Agreement

         10.3(1)           Letter Agreement between InternetStudios and
                           MediaChase

         10.4(1)           Secured Promissory Note and Allonge to Secured
                           Promissory Note

         10.5(1)           Allonge to Secured Promissory Note dated November 21, 1999

         10.6(1)           Allonge to Secured Promissory Note dated February 1, 2000

         10.7(2)           Allonge to Secured Promissory Note dated March 27, 2000

         10.8(2)           Allonge to Secured Promissory Note dated March 28, 2000

         10.9(2)           Termination Agreement dated March 28, 2000

         10.10(2)          Limited Liability Agreement of OnlineFilmSales.com LLC

         10.11(2)          Contribution, Assignment, and Assumption Agreement by InternetStudios

         10.12(2) Consulting Agreement between OnlineFilmSales.com, LLC and MediaChase Ltd. to StudioBuzz.com, LLC

         10.13(2)          Limited Liability Company Agreement of reportTV.com, LLC

         10.14(2)          Contribution, Assignment and Assumption by MediaChase
                           Ltd. and Dot to Watch to reporterTV.com, LLC

         10.15(2)          Limited Liability Company Agreement of
                           StudioBuzz.com, LLC

         10.16(2)          Contribution, Assignment, and Assumption Agreement by
                           MediaChase Ltd.

         10.17(2)          Consulting Agreement between StudioBuzz.com, LLC and
                           MediaChase Ltd.

         10.18(2)          1999 Non-US Stock Incentive Plan

         10.19(2)          1999 US Stock Incentive Plan

         10.21(2)          Loan Agreement between Pacific Capital Markets Inc.
                           and InternetStudios

         10.22(2)          Memorandum and Articles of Association of
                           InternetStudios.com, UK Limited

         10.23(2)          Letter Agreement between InternetStudios and MediaChase

         10.24* Management Agreement between OnlineFilmSales.com, LLC and


                           Heidi Lester

         10.25*            Service Agreement between InternetStudios.com U.K.
                           Limited and Aline Perry

         10.26* Consultant Agreement between OnlineFilmSales.com LLC and Spray Point Consulting Limited

         10.27* Consultant Agreement between OnlineFilmSales.com LLC and Carraway Management Inc.

         10.28* Agreement and Plan of Merger dated as of May 5, 2000 by and among InternetStudios, OnlineTVSales.com,
                           Inc., TAMNW, Inc. and the shareholders of the Company listed on the signature pages hereto

         10.29*            Management Agreement between InternetStudios and
                           Robert Beattie

         10.30*            Employment Agreement between InternetStudios.com U.K.
                           Limited and Robert Maclean

         10.31*            20001 Sundance Online Resource Center (SORC)
                           Principal Sponsorship Proposal between The Sundance
                           Institute and InternetStudios

         21.1(2)           List of Subsidiaries

         23.1*             Consent of Labonte & Co.

         23.2*             Consent of Grant Thornton

         24.1              Power of Attorney (Included in signature page)

*        Filed herewith

(1) Incorporated herein by reference to the exhibits to InternetStudios' Registration Statement on Form 10 (File No. 000-27363)), as amended.

(2) Incorporated herein by reference to the exhibits to InternetStudios' 1999 annual report on Form 10-K (File No. 000-27363).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERNETSTUDIOS.COM, INC.

Dated:  April 17, 2001            By /s/  MARK RUTLEDGE
                                     --------------------------------------
                                     Name: Mark Rutledge
                                     Title: Secretary, Treasurer, Vice President


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

     In accordance with the Securities Exchange Act of 1934, this report has been signed below on April 17, 2001 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ HEIDI LESTER
-----------------------------------------------------
Heidi Lester
Chief Executive Officer


/s/ MARK RUTLEDGE
-----------------------------------------------------
Mark Rutledge
Secretary, Treasurer, Vice President
Business Affairs and Director


/s/ MICHAEL EDWARDS
-----------------------------------------------------
Michael Edwards
Director


/s/ ROBERT MACLEAN
-----------------------------------------------------
Robert Maclean
Chairman of the Board, Director

                                 C O N T E N T S


                                                                             PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS--GRANT THORNTON LLP        F-2

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS--LABONTE & CO.                    F-3

FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                             F-4

      CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-5

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                          F-6

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9




                                    F-1



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
InternetStudios.Com, Inc.

We have audited the accompanying consolidated balance sheet of InternetStudios.Com, Inc. (a development stage enterprise) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InternetStudios.Com, Inc. as of December 31, 2000, and the consolidated results of its operations and its consolidated cash flows for the year then ended, and for the period from inception to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $38,953,000. Continued losses are projected for at least the next 12 months. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ GRANT THORNTON LLP


Los Angeles, California
April 14, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



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

                                                             "LABONTE & CO."

                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 29, 2000

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999



                                     ASSETS
                                                                                          2000                 1999
CURRENT ASSETS
    Cash and cash equivalents                                                          $ 700,068            $ 661,124
    Restricted cash                                                                      435,000                    -
    Taxes recoverable                                                                     55,685               17,963
    Accounts receivable                                                                   57,318                    -
    Loans receivable from related party                                                  535,217              137,940
    Prepaid expenses                                                                     138,096              507,245
                                                                                     -----------          -----------
               Total current assets                                                    1,921,384            1,324,272

LOANS RECEIVABLE                                                                         759,065            1,306,849

FURNITURE AND EQUIPMENT
    Website development costs                                                          2,779,668
    Computer equipment and furniture                                                     993,942               75,651
                                                                                     -----------          -----------
                                                                                       3,773,610               75,651
    Less - accumulated depreciation                                                     (786,762)              (9,210)
                                                                                     -----------          -----------
                                                                                       2,986,848               66,441
OTHER ASSETS
    Goodwill and other intangible assets, net of accumulated
       amortization of $602,848 in 1999 and $8,194,621 in 2000                        20,004,337           11,454,123
    Deposits and other                                                                    96,933                    -
                                                                                     -----------          -----------
                                                                                     $25,768,567          $14,151,685
                                                                                     ===========          ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                              $ 976,270            $ 531,453
    Deferred revenue                                                                     148,626                    -
                                                                                     -----------          -----------
               Total current liabilities                                               1,124,896              531,453

COMMITMENTS AND CONTINGENCIES                                                                  -                    -

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 100,000,000 shares authorized; 15,658,044 and 13,312,500 issued and outstanding as of December 31, 2000 and 1999,
       respectively                                                                        1,567                1,331
    Deferred compensation                                                             (2,536,804)                   -
    Additional paid-in capital                                                        66,131,524           16,365,849
    Deficit accumulated during the development stage                                 (38,952,616)          (2,746,948)
                                                                                     -----------          -----------
                                                                                      24,643,671           13,620,232
                                                                                     -----------          -----------
                                                                                     $25,768,567          $14,151,685
                                                                                     ===========          ===========


        The accompanying notes are an integral part of these statements.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 2000 and 1999
            and from inception (April 14, 1998) to December 31, 1998



                                                                                From inception   From inception
                                                                                to December 31,  to December 31,
                                                      2000            1999            1998           2000
                                                -------------   -------------   ---------------  ---------------
Revenue                                         $    137,736    $       --      $       --      $    137,736

Operating expenses:
    General and administrative                    20,629,094       1,368,544          16,137      22,013,775
    Sales and marketing                            2,780,920         126,476            --         2,907,396
    Amortization of goodwill                       7,592,773         602,848            --         8,195,621
    Website development costs                      6,124,381         632,943            --         6,757,324

                                                ------------    ------------    ------------    ------------
               Loss from operations              (36,989,432)     (2,730,811)        (16,137)    (39,736,380)

Other income (expense)
    Interest, net                                    277,514            --              --           277,514
                                                ------------    ------------    ------------    ------------
               Loss before minority interest     (36,711,918)     (2,730,811)        (16,137)    (39,458,866)

Minority interest in loss of subsidiary
                                                     506,250            --              --           506,250
                                                ------------    ------------    ------------    ------------
               Net loss                         $(36,205,668)   $ (2,730,811)   $    (16,137)   $(38,952,616)
                                                ============    ============    ============    ============
Basic and diluted loss per share                $      (2.41)   $      (0.32)   $      (0.01)   $      (4.25)
                                                ============    ============    ============    ============
Weighted average number of shares outstanding     14,992,909       8,611,289       1,528,145       9,154,608
                                                ============    ============    ============    ============


                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999
            and from inception (April 14, 1998) to December 31, 1998



                                                                                                                     Additional
                                                                    Number                          Deferred           paid-in
                                                                  of shares            Amount      Compensation        capital
                                                              -------------------  ------------   --------------   ---------------
Common stock issued for cash                                           7,117,200      $     712   $            -    $     37,588

Net loss for the period                                                        -              -                -               -
                                                              -------------------  ------------   ---------------   --------------

Balance at December 31, 1998                                           7,117,200            712                -          37,588

Common stock issued for acquisition
    of Online Films, LLC                                               5,632,800            563                -      11,828,317

Common stock issued for cash
    pursuant to Regulation S offering                                    562,500             56                -       4,499,944

Net loss for the period                                                        -              -                -               -
                                                              -------------------  ------------   ---------------   --------------
Balance at December 31, 1999                                          13,312,500          1,331                -      16,365,849

Common stock options granted
    for services, net of cancellations                                         -              -       (5,019,895)       5,019,895

Amortization of deferred compensation                                          -              -        2,483,091               -

Common stock issued for cash
    pursuant to Regulation S offering                                    437,500             44                -       3,499,956

Exercise of employee stock options                                        66,044              7                -         842,054

Common stock issued for cash
    pursuant to Regulation D offerings, net of costs                   1,445,000            145                -      14,180,685

Common stock issued for acquisition of itsTV.com                         120,000             12                -       1,859,988

Common stock warrants issued for acquisition of itsTV.com                      -              -                -       1,119,375

Common stock issued for services                                          27,000              3                -              (3)

Acquisition of minority interest in OnlineFilmSales.com                        -              -                -      11,400,000

Common stock equity interest issued for services                               -              -                -       7,600,000

Conversion of LLC membership                                             250,000             25                -       4,243,725

Net loss for the period                                                        -              -                -               -
                                                              -------------------  ------------   ---------------   --------------
Balance at December 31, 2000                                          15,658,044      $   1,567    $  (2,536,804)    $66,131,524
                                                              ===================  ============   ===============   ==============




                                                              Deficit accumulated
                                                                  during the
                                                                development stage            Total
                                                             -----------------------   ------------------
Common stock issued for cash                                      $           -         $     38,300

Net loss for the period                                                 (16,137)             (16,137)
                                                             -----------------------   ------------------

Balance at December 31, 1998                                            (16,137)              22,163

Common stock issued for acquisition
    of Online Films, LLC                                                      -           11,828,880

Common stock issued for cash
    pursuant to Regulation S offering                                         -           4,500,000

Net loss for the period                                              (2,730,811)          (2,730,811)
                                                             -----------------------   ------------------
Balance at December 31, 1999                                         (2,746,948)          13,620,232

Common stock options granted
    for services, net of cancellations                                        -                    -

Amortization of deferred compensation                                         -            2,483,091

Common stock issued for cash
    pursuant to Regulation S offering                                         -            3,500,000

Exercise of employee stock options                                            -              842,061

Common stock issued for cash
    pursuant to Regulation D offerings, net of costs                          -           14,180,830

Common stock issued for acquisition of itsTV.com                              -            1,860,000

Common stock warrants issued for acquisition of itsTV.com                     -            1,119,375

Common stock issued for services                                              -                    -

Acquisition of minority interest in OnlineFilmSales.com                       -           11,400,000

Common stock equity interest issued for services                              -            7,600,000

Conversion of LLC membership                                                  -            4,243,750

Net loss for the period                                             (36,205,668)         (36,205,668)
                                                             -----------------------   ------------------
Balance at December 31, 2000                                       $(38,952,616)       $  24,643,671
                                                             =======================   ==================

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 2000 and 1999
            and from inception (April 14, 1998) to December 31, 1998


                                                                                                From inception      From inception
                                                                                                to December 31,     to December 31,
                                                                   2000             1999            1998                 2000
                                                            ---------------    ---------------  ---------------   ------------------
Cash flows from operating activities

    Net loss for the period                               $   (36,205,668)   $    (2,730,811)   $       (16,137)   $   (38,952,616)

    Adjustments to reconcile net loss to net cash used in operating activities:

          Amortization and depreciation                         8,370,325            612,808                  -          8,983,133

          Minority interest in loss of subsidiary                (506,250)                 -                  -           (506,250)

          Compensation expense related to stock and            10,925,152                  -                  -         10,925,152
            stock options

          Stock based website development expense               3,185,882                  -                  -          3,185,882

          Changes in assets and liabilities:

            Restricted cash                                      (435,000)                 -                  -           (435,000)

            Accounts receivable                                   (57,318)                 -                  -            (57,318)

            Taxes recoverable                                     (37,722)                 -                  -            (37,722)

            Loans receivable                                      150,507         (1,408,326)           (20,000)        (1,277,819)

            Prepaid expenses                                      369,149           (624,930)                 -           (255,781)

            Accounts payable and accrued expenses                 444,817                  -              8,862            453,679

            Deferred revenue                                      148,625                  -                  -            148,625
                                                          ---------------    ---------------    ---------------    ---------------

               Cash used in operating activities:             (13,647,501)        (4,151,259)           (27,275)       (17,826,035)

Cash flows from investing activities

    Acquisition of furniture and equipment for cash            (2,133,841)           (61,401)                 -         (2,195,242)

    Acquisition of reporterTV.com, net of cash acquired        (1,531,192)                 -                  -         (1,532,192)

    Incorporation costs                                                 -                  -             (1,000)            (1,000)

    Acquisition of itsTV.com                                     (232,274)                 -                  -           (232,274)

    Cash acquired on acquisition of
       Online Films, LLC                                                -            363,759                  -            363,759

    Increase in deposits and other                                (96,933)                 -                  -            (96,933)
                                                          ---------------    ---------------    ---------------    ---------------

        Cash provided by (used in) investing activities        (3,994,240)           302,358             (1,000)        (3,692,882)


                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999
            and from inception (April 14, 1998) to December 31, 1998



                                                                                                From inception      From inception
                                                                                                to December 31,     to December 31,
                                                                   2000             1999            1998                 2000
                                                            ---------------    ---------------  ---------------   ------------------
Cash flows from financing activities

    Net proceeds on sale of common stock                    $  17,680,685         $4,500,000         $   38,300      $  22,218,985
                                                            ---------------    ---------------  ---------------   ------------------

               Cash provided by financing activities           17,680,685          4,500,000             38,300         22,218,985
                                                            ---------------    ---------------  ---------------   ------------------

               Net increase in cash and cash equivalents           38,944            651,099             10,025            700,068

Cash and cash equivalents at beginning of period                  661,124             10,025                  -                  -
                                                            ---------------    ---------------  ---------------   ------------------

Cash and cash equivalents at end of period                  $     700,068         $  661,124         $   10,025      $     700,068
                                                            ===============    ===============  ===============   ==================

Supplemental disclosure of non-cash investing and financing activities:

    Issuance of common stock and warrants for acquisitions  $  14,379,363         $        -         $        -      $  14,379,363
                                                            ===============    ===============  ===============   ==================

    Issuance of common stock for capitalized website
    development                                             $   1,564,118         $        -         $        -      $   1,564,118
                                                            ===============    ===============  ===============   ==================

Supplemental disclosure of cash flow information:

    Interest expense paid                                   $      11,000         $        -         $        -      $      11,000
                                                            ===============    ===============  ===============   ==================

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 1 - DESCRIPTION OF BUSINESS

     InternetStudios.com, Inc. and its wholly-owned subsidiaries:
     InternetStudios UK, Ltd., InternetStudios Entertainment Finance, Inc., OnlineFilmSales.com LLC, StudioBuzz.com LLC (inactive) and OnlineFilmandTVSales.com, Inc. (collectively, "the Company") are in the business of the management, marketing and delivery of digital filmed entertainment. The Company operates in one reportable business segment and is in the development stage.

     The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc. Effective September 30, 1999, the Company acquired a 91.847% interest in Online Films, LLC, a private Delaware company developing a business of compiling an online database of filmed entertainment and facilitating a digital marketplace targeted at the entertainment industry. See Note 4.


NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of April 14, 2001, the Company has utilized substantially all of its available funding.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     In accordance with its original business plan, the Company was required to make a significant investment in technology and website development. In addition, the plan called for the necessary investments to market the Company and its services to brand the Company globally. Website development was substantially completed in October 2000. Revenues derived from implementation of the Company's platform commenced in the fourth quarter of 2000.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE 2 - GOING CONCERN - Continued

     Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. These steps include expense reductions in staffing, marketing and consulting, as well as a significant decrease in operating costs as a result of completion of web development costs. The Company is also in the process of attempting to secure additional capital through equity transactions, which will be required in order to continue operations. In this regard, the Company has engaged an investment bank and prepared a private placement memorandum seeking a maximum of $20,000,000.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of the Company and its subsidiaries described above. All intercompany accounts and balances have been eliminated in consolidation.

     USE OF ESTIMATES AND ASSUMPTIONS

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

     REVENUE RECOGNITION

     Revenue is recognized at the time a transaction is consummated by a buyer and seller using the Company's website. The Company also may charge for its services and recognizes revenue at the time the customer lists material on the Company's website.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Revenue for ReporterTV.com typically consists of fees for production services, advertising, sponsorship and content syndication and are recognized at the time the services are rendered or the products delivered.

     Revenue related to financing of outside productions is amortized over the life of the agreement, typically 18 months, using a method that approximates the effective interest method.

     FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost. Depreciation is recorded using accelerated methods over useful lives of three to five years. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable.

     FOREIGN CURRENCY TRANSLATION

     The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. Translation adjustments were immaterial for all periods presented.

     NET LOSS PER COMMON SHARE

     Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Convertible securities and stock options and warrants were not included in the calculation of weighted average number of shares because the effect would be anti-dilutive.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999




NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     WEBSITE DEVELOPMENT COSTS

     In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 30, 2000, associated with the Company's Web Site were recorded in accordance with EITF 00-2. Development costs of $2,779,668 were capitalized during the year ended December 31, 2000 and are being amortized on the straight-line method over a period of 3 years.

     ADVERTISING COSTS

     The Company charges advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2000 and 1999 and for the period from inception (April 14, 1998) to December 31, 1998 was approximately $619,000, $102,000 and $0, respectively.

     STOCK BASED COMPENSATION

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board
     (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

     IMPAIRMENT OF LONG LIVED ASSETS

     The Company evaluates its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     GOODWILL

     Intangible assets, principally goodwill, are amortized on the straight-line method over a period of 3 years. The carrying amount of intangible assets are assessed for impairment when operating profit from the related business indicates the carrying amount of the assets may not be recoverable. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. Amortization for the years ended December 31, 1999 and 2000 was $602,848 and $7,592,773, respectively.

    RECLASSIFICATIONS

     Certain amounts in the prior period financial statements have been reclassified to conform with the 2000 presentation.

NOTE 4 - ACQUISITION OF ONLINE FILMS, LLC

     In September 1999 the Company acquired a 91.847% interest in Online Films, LLC in consideration for the issuance of 5,632,800 restricted common shares valued at $2.10 per share for a total purchase price of $11,828,880. This business combination has been accounted for using the purchase method of accounting and, as the fair value of liabilities exceeds the fair value of identifiable assets, no minority interest arises on the acquisition. The purchase price has been allocated as follows:



                 Assets acquired at fair value:
                     Current assets                                     $    521,562
                     Capital assets                                           15,000
                     Goodwill                                             12,056,771
                                                                     ------------------
                                                                          12,593,533
                 Liabilities assumed at fair value:
                     Notes payable                                          (756,302)
                     Accounts payable                                         (8,351)
                                                                     ------------------
                 Total purchase price                                    $11,828,880
                                                                     ==================


Since there was minimal activity in the acquired company prior to the business combination, pro forma results would not have been materially different than actual.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE 5 - ONLINEFILMSALES.COM, LLC

     In March 2000, the Company contributed substantially all of its assets to the capital of OnlineFilmSales.com, LLC, a newly-formed Delaware limited liability company ("OnlineFilmSales"). Included in the assets contributed to OnlineFilmSales were (i) the Company's 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (having a final principal balance of $2,025,000), by MediaChase Ltd. Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill. As a result of the Asset Contribution, the Company conducts all operations through operating subsidiaries.

     In exchange for the assets which OnlineFilmSales received in the Asset Contribution, OnlineFilmSales issued a one hundred percent Class A membership interest, constituting one hundred percent of the voting power of the Class A members of OnlineFilmSales. The Company is the sole holder of a Class A membership interest in OnlineFilmSales.

     Concurrently with the Asset Contribution, two officers of the Company also made contributions to OnlineFilmSales. Heidi Lester, the Chief Executive Officer, contributed an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales and Steve Fredericks, the Acting President and Chief Financial Officer contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements with the Longevity-Southland Group for the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China in exchange for Class B Membership Interests in OnlineFilmSales. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, Online Films is now a wholly-owned subsidiary. The acquisition of the 8.153% interest in Online Films was accounted for using the purchase method of accounting, resulting in recording goodwill totaling $11,400,000. The Class B Membership Interests issued to Steve Fredericks were accounted for as compensation expense totaling $7,600,000.

     The holders of Class B membership interests in OnlineFilmSales are entitled to convert their interests into up to 1,000,000 shares of common stock of the Company at any time. The Class B membership interests will automatically be converted into the Company's common stock upon the occurrence of certain transactions and in any event, on March 28, 2007. Each holder of a Class B membership interest is entitled to receive distributions of cash based upon the amount of all cash which each holder of Class B membership interests would have received in the form of dividends on and proceeds from redemptions of that number of shares of common stock into which such holder's Class B Membership Interest is convertible, if such Class B member had held those shares during the period from such

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

     member's admission as a Class B member of OnlineFilmSales to the date of such distribution of cash by OnlineFilmSales.

     NOTE 6 - JOINT VENTURE

     The Company, through OnlineFilmSales, entered into a joint venture relationship with MediaChase Ltd. ("MediaChase") in March 2000. The joint venture, operated through ReporterTV.com, LLC, a Delaware limited liability company whose sole members are MediaChase and OnlineFilmSales, focuses on providing five segments of a business entertainment news magazine updated and broadcast daily over the Internet in television broadcast news format. Pursuant to a Consulting Agreement entered into between MediaChase and OnlineFilmSales, MediaChase has also been engaged by OnlineFilmSales to provide certain services at cost in connection with the design and development of the OnlineFilmSales.com and Internetstudios.com websites.

     To fund the development of ReporterTV, the Company advanced $2,025,000 in the form of a loan to MediaChase. As a part of the Asset Contribution, the Company contributed to OnlineFilmSales, all of its rights as payee under the MediaChase Note. In connection with the consummation of its joint venture with MediaChase, OnlineFilmSales contributed all of its rights as payee under the MediaChase Note to ReporterTV and MediaChase assigned all of its obligations as payor under the MediaChase Note to ReporterTV and as a result the MediaChase Note has been cancelled. In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 250,000 shares of the Company's common stock, MediaChase (i) entered into the consulting agreements with OnlineFilmSales (ii) contributed certain assets to ReporterTV and (iii) contributed to OnlineFilmSales a 75% membership interest in ReporterTV. In August 2000, MediaChase converted its Class B membership interest in OnlineFilmSales to 250,000 shares of the Company's common stock. The fair value of these shares has been recorded as website development costs on the accompanying balance sheet.


NOTE 7 - LOANS RECEIVABLE

     During 2000, the Company loaned a total of approximately $761,000, including accrued interest of approximately $16,400, to a film production company. Advances under the loan agreement are collateralized by all of the assets of the production company, bear interest at the prime rate plus 3% and are due on demand. Collectibility of these amounts is dependent on the success of the film projects financed.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE 8- RELATED PARTY TRANSACTIONS

     The Company has entered into formal employment or management contracts with four officers of the Company or with consulting firms owned by those officers. The contracts provide for a combined base salary of $722,000 per annum for terms ranging from two to three years and granting of stock options providing the right to acquire a total of 575,000 shares of common stock at a price of $5 per share to be vested over the term of the contracts. In addition, during the year ended December 31, 2000 the Company paid $50,000 bonuses to three of the four officers. The contracts include a severance provision of 150% of base salary which totals $1,083,000 for these four officers.

     During 2000, the Company loaned a total of approximately $535,000, including accrued interest of approximately $12,000, to a film production company owned and managed by an executive officer of the Company. Advances under the loan agreement are collateralized by all of the assets of the related company, bear interest at the prime rate plus 3% and are due on demand. Collectibility of these amounts is dependent on the success of the film projects financed. Additionally, the Company has guaranteed loans to this entity from a bank totaling up to $200,000 and has deposited $435,000 in a commercial bank as collateral for the bank's issuance of three letters of credit and a commercial loan to the related party.

     In connection with a private placement of the company's common stock, the company paid cash of $270,000 and 27,000 shares of common stock valued at $384,750 to a financial services firm owned by a relative of an executive officer and director of the company.

NOTE 9 - STOCKHOLDERS' EQUITY

     In December 1999, the Company's Board of Directors approved a U.S. Stock Incentive Plan for a maximum of 1,000,000 shares of common stock and a non-U.S. Stock Incentive Plan for a maximum of 500,000 shares of common stock (collectively "the Plans"), under which it is authorized to issue nonqualified and incentive stock options to key employees and consultants. The options have a term not to exceed 10 years and vest over a period of two to three years. At that time, the Board also approved grants of options for 1,012,500 shares. The plan was approved by the Company's shareholders in January, 2000. In accordance with the provisions of FASB Interpretation 44, the measurement date for determining the compensation related to these options was January 18, 2000.

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for employee stock options is measured as the

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999




NOTE 9 - STOCKHOLDERS' EQUITY - Continued

     excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost or deferred compensation for stock options issued to employees has been recognized for the year ended December 31, 2000 to the extent market value of the stock at the grant date exceeded the option price.

     As discussed above, the stock options approved by the Company's Board of Directors were not approved by the Company's shareholders until January, 2000. Therefore, for financial reporting purposes, there were no stock options outstanding as of December 31, 1999. The following table summarizes information about stock option transactions for the year ended December 31, 2000:

                                                                                    Weighted average
                                                                      Shares         exercise price
                                                                  --------------- ---------------------
               Options outstanding
               December 31, 1999                                             -          $   -

               Granted                                               1,097,500           5.41
               Exercised                                               (66,044)          0.00
               Canceled                                               (353,778)          5.08
                                                                  ---------------
               Options outstanding
               December 31, 2000                                       677,678          $5.61
                                                                  ===============
               Options exercisable                                     285,873          $5.44
                                                                  ===============


     The ranges of exercise prices of options outstanding at December 31, 2000 are $5.00 and $10.00 to $11.00 per share. There were 597,678 options outstanding with an exercise price of $5.00 per share which have a weighted average remaining contractual life of 4 years. 261,428 of these are exercisable at December 31, 2000. There were 80,000 options outstanding with exercise prices from $10.00 to $11.00 per share which also have a weighted average remaining contractual life of 4 years, 24,444 of which are exercisable.

     The fair value of employee stock options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


           Expected life (years)                                  5 years
           Risk-free interest rate                                 5.66%
           Expected volatility                                     121%
           Expected dividend yield                                  --


                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE 9 - STOCKHOLDERS' EQUITY - Continued

     The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 is $11,305,000 and $0 respectively.

     Had compensation cost for options issued to employees under the Plan been determined based on the fair value of the options at the grant dates based on the above method, the Company's net loss for the years ended December 31, 2000 and 1999 would have been:


                                                                 2000                   1999
                                                          --------------------   -------------------
        As reported                                       $    (36,205,668)      $   (2,730,811)

        Pro forma                                         $    (37,926,325)      $   (2,730,811)


NOTE 10 - INCOME TAXES

     Income taxes are provided pursuant to SFAS No. 109, Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable at December 31, 2000 or 1999, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

     As of December 31, 2000, the Company had approximately $28,736,000 and $14,368,000 of federal and state operating loss carryforwards, respectively, available to reduce future federal and state tax liability through the year 2020 for federal purposes and 2005 for state purposes.

     The composition of deferred tax assets at December 31, are as follows:



                                                                       2000                  1999
                                                                 ------------------    -----------------
             Total deferred tax assets - net operating               $11,207,000          $ 714,000
               loss carryforwards

             Total valuation allowance                               (11,207,000)          (714,000)
                                                                 ------------------    -----------------
             Total deferred tax assets                               $         -          $       -
                                                                 ==================    =================


                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE 10 - INCOME TAXES - Continued

     The difference between the expected statutory rate of 34% and the actual effective tax rate of zero is due to the nondeductibility of goodwill amortization and the valuation allowance for the deferred asset related to the net operating loss carryforwards.


NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS


     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments, including cash and cash equivalents and notes and accounts receivable and payable, approximate carrying value due to the short-term maturity of the instruments.

NOTE 12- COMMITMENTS AND CONTINGENCIES


     LEASE COMMITMENTS

     The Company leases office space under various operating leases which expire at various times through August 31, 2006. Future minimum rental commitment amounts are as follows:



            2001                                      $   458,000
            2002                                          428,000
            2003                                           94,000
            2004                                           94,000
            2005                                           94,000
            Thereafter                                     70,000
                                                   -----------------
                                                       $1,238,000
                                                   =================

     Rent expense for the years ended December 31, 2000 and 1999 was approximately $333,000 and $22,000, respectively. There was no rent expense incurred for the period from inception (April 14, 1998) to December 31, 1998.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE 12- COMMITMENTS AND CONTINGENCIES - Continued

     SUNDANCE ONLINE RESOURCE CENTER

     In December 2000, InternetStudios entered a one-year sponsorship agreement with The Sundance Institute, a not-for-profit arts organization, to co-produce the Sundance Online Resource Center (SORC) for the 2001 Sundance Film Festival. The SORC will showcase web sites for each film in the Sundance Film Festival as well as provide expended information on the filmmakers, panel participants, and official activities at the Festival. InternetStudios is responsible for the SORC's website design, technical functionality, and Internet promotion and marketing. The site can be viewed at www.sundanceonlineresourcecenter.org.

     CONCENTRATION OF CREDIT RISK

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. Also, the Company maintained balances in foreign banks totaling $320,985 and $584,963 at December 31, 2000 and 1999, respectively. The Company has not incurred losses related to its cash.

     LETTERS OF CREDIT

     The Company is contingently liable to a bank under three standby letters of credit totaling $360,000. Cash for the same amount is being held by the bank as collateral for these letters of credit and is shown as restricted cash on the accompanying balance sheet as of December 31, 2000. Additionally, there are term deposits totaling $75,000 being held as collateral by the bank to secure amounts loaned to the related party film production company discussed in Note 8.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE 13 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of the year ended December 31, 2000, the Company recorded significant adjustments related to the following:


           Capitalize goodwill related to various acquisition transactions during the year involving common stock and common stock
               equivalents                                                       $14,515,000

           Record additional website development costs related to granting
               of common stock for services                                        4,750,000

           Capitalize website development costs in accordance with EITF 00-2
                                                                                     656,000

           Compensation costs related to common stock grants to employees          8,442,000

           Compensation costs related to stock option grants,
               less deferred compensation of $2,537,000                            2,483,000

           Additional amortization relating to capitalized goodwill and
               website development costs                                           5,191,000


     These significant fourth quarter adjustments relate to various periods within the Company's year ended December 31, 2000. Where necessary, the Company intends to restate and amend its Forms 10-Q filed with the Securities and Exchange Commission during 2000 to reflect the effect of these adjustments on prior quarters.

NOTE 14 - LITIGATION

     The Company has been named as a defendant in a lawsuit claiming damages of a minimum of $2,000,000 for breach of contract regarding the conditional sale of certain distribution rights related to fourteen motion pictures and another lawsuit alleging, among other things, breach of contract and wrongful termination. Both lawsuits are in the discovery stage and the Company, after consulting with legal counsel, cannot make a determination regarding potential exposure from either of these claims. Additionally, the Company is subject, in the normal course of business, to various claims from time to time which may or may not be litigated.

                            InternetStudios.Com, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE 14 - LITIGATION - Continued

     In connection with the first lawsuit described above, the plaintiff has filed for a writ of attachment. A hearing is scheduled for April 19, 2001 to determine whether the writ of attachment will be upheld.


NOTE 15- UNAUDITED QUARTERLY INFORMATION

     The following unaudited information presents the Company's results of operations for the years ended December 31:



                                                               Quarter ended in 2000
                               -------------    -------------    ---------------    ----------------    --------------
                                March 31,         June 30,       September 30,       December 31,
                                   2000             2000              2000               2000               Total
                               -------------    -------------    ---------------    ----------------    --------------
        Revenues               $           -    $      5,355     $       64,530     $         67,851    $     137,736

        Operating expenses       (15,361,152)     (9,166,392)        (9,385,406)          (3,214,217)     (37,127,168)

        Other income, net             (7,204)         63,019            128,237              599,711          783,764
                               -------------    -------------    ---------------    ----------------    --------------

        Net loss               $ (15,368,356)   $ (9,098,018)    $   (9,192,639)    $     (2,546,655)   $ (36,205,668)
                               =============    =============    ===============    ================    ==============

        Loss per share         $       (1.14)   $       (.60)    $         (.59)    $           (.16)   $       (2.25)
                               =============    =============    ===============    ================    ==============


                                                               Quarter ended in 1999
                               -------------    -------------    ---------------    ----------------    -------------
                                March 31,         June 30,       September 30,       December 31,
                                   1999             1999              1999               1999              Total
                               -------------    -------------    ---------------    ----------------    -------------

        Revenues               $          -     $          -     $            -      $            -     $          -

        Operating expenses                -                -            (47,145)         (2,683,666)      (2,730,811)

        Other income, net                 -                -                  -                   -                -
                               -------------    -------------    ---------------    ----------------    -------------

        Net loss               $          -     $          -     $      (47,145)    $    (2,683,666)    $ (2,730,811)
                               =============    =============    ===============    ================    =============

        Loss per share         $          -     $          -     $         (.01)    $          (.20)    $      (0.32)
                               =============    =============    ===============    ================    =============
