Form 10-Q
period 2001-03-31
INTERNETSTUDIOS COM INC
filed 2001-06-26
CIK 1094365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from _________ to _________

Commission file number: 000-27363

INTERNETSTUDIOS.COM, INC.
(Exact name of registrant as specified in its charter)

Nevada	134009696
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1351 4th Street, Suite 227 Santa Monica, California 90401
(Address of principal executive offices, including zip code)
Issuer’s telephone number, including area code: (310) 394-4025

Not applicable
(Former name, former address and former fiscal year, if
changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2001, there were 15,814,624 shares of the registrant’s Common Stock outstanding.

INTERNETSTUDIOS.COM, INC.

INDEX

For the quarter ended March 31, 2001

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) - March 31, 2001 and
December 31, 2000

Consolidated Statements of Operation (Unaudited) - Three
Months Ended March 31, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Unaudited)

Consolidated Statements of Cash Flows (Unaudited) - For the Period Ended March 31, 2001

Notes to Consolidated Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

InternetStudios.com, Inc.
(formerly eHealth.com, Inc)
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$476,014	$775,068
Restricted cash	0	360,000
Taxes recoverable	65,526	55,685
Accounts receivable	306,916	57,318
Loans receivable from related party	539,989	535,217
Prepaid expense	186,569	138,096
Total current assets	1,575,014	1,921,384

Loans Receivable	797,184	759,065

Furniture and Equipment
Website development costs	2,779,668	2,779,668
Computer equipment and furniture	1,034,413	993,942
	3,814,081	3,773,610
Less - accumulated depreciation	(1,200,511)	(786,762)
	2,613,570	2,986,848

Other Assets
Goodwill and other intangible assets, net of accumulated amortization of $2,270,901 in 2001 and $8,194,621 in 2000	17,564,368	20,004,337
Deposits and other	28,630	96,933
	$22,578,766	$25,768,567

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$2,462,103	$976,270
Deferred revenue	654,875	148,626
Total liabilities	3,116,978	1,124,896

Minority interest in subsidiary	-	-

Stockholders' equity:
Preferred stock, no shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,814,624 and 15,658,044 issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	1,583	1,567
Deferred Compensation	(1,978,887)	(2,536,804)
Additional paid in capital	66,131,508	66,131,524
Retained earnings (accumulated deficit)	(44,692,416)	(38,952,616)
Total stockholders' equity	19,461,788	24,643,671
Total liabilities and stockholders' equity	$22,578,766	$25,768,567

InternetStudios.com, Inc.
(formerly eHealth.com, Inc)
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2001 and 2000
and from inception (April 14, 1998) to December 31, 2000
(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	Inception to December 31, 2000

Revenue	$264,845	$ -	$137,736

Operating Expenses:
General and administrative	3,014,173	1,708,031	22,013,775
Sales and marketing	104,400	515,248	2,907,396
Amortization of goodwill	2,270,901	690,400	8,195,621
Website development costs	626,771	691,051	6,757,324

Loss from operations	(6,016,245)	(3,604,730)	(39,874,116)

Other income (expense)
Interest, net	11,600	(7,205)	277,514

Loss before minority interest	(5,739,800)	(3,611,935)	(39,458,866)

Minority interest in loss of subsidiary	-	-	506,250

Net Loss for the Period	(5,739,800)	(3,611,935)	(38,952,616)

Basic Net Loss Per Share	(0.37)	$(0.27)	$(4.25)

Weighted Average Common Shares Outstanding	15,659,784	13,538,462	9,154,608

InternetStudios.com, Inc.
(formerly eHealth.com, Inc)
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the Three Months Ended March 31, 2000
(Unaudited)

	Number of shares	Amount	Deferred Compensation	Additional paid-in capital	Deficit accumulated during the development stage	Total

Common stock issued for cash	7,117,200	$712	$ -	$37,588	$ -	$38,300

Net loss for the period	-	-	-	-	(16,137)	(16,137)

Balance at December 31, 1998	7,117,200	712	-	37,588	(16,137)	22,163

Common stock issued for acquisition of Online Films, LLC	5,632,800	563	-	11,828,317	-	11,828,880

Common stock issued for cash pursuant to Regulation S offering	562,500	56	-	4,499,944	-	4,500,000

Net loss for the period	-	-	-	-	(2,730,811)	(2,730,811)

Balance at December 31, 1999	13,312,500	1,331	-	16,365,849	(2,746,948)	13,620,232

Common stock options granted for services, net of cancellations	-	-	(5,019,895)	5,019,895	-	-

Amortization of deferred compensation	-	-	2,483,091	-	-	2,483,091

Common stock issued for cash pursuant to Regulation S offering	437,500	44	-	3,499,956	-	3,500,000

Exercise of employee stock options	66,044	7	-	842,054	-	842,061

Common stock issued for cash pursuant to Regulation D offerings, net of costs	1,445,000	145	-	14,180,685	-	14,180,830

Common stock issued for acquisition of itsTV.com	120,000	12	-	1,859,988	-	1,860,000

Common stock warrants issued for acquisition of itsTV.com	-	-	-	1,119,375	-	1,119,375

Common stock issued for services	27,000	3	-	(3)	-	-

Acquisition of minority interest in OnlineFilmSales.com	-	-	-	11,400,000	-	11,400,000

Common stock equity interest issued for services	-	-	-	7,600,000	-	7,600,000

Conversion of LLC membership	250,000	25	-	4,243,725	-	4,243,750

Net loss for the period	-	-	-	-	(36,205,668)	(36,205,668)

Balance at December 31, 2000	15,658,044	$1,567	$(2,536,804)	$66,131,524	$(38,952,616)	$24,643,671

Conversion of Class B membership	156,580	16	-	(16)	-	-

Amortization of deferred compensation	-	-	557,917	-	-	557,917

Net loss for the period	-	-	-	-	(5,739,800)	(5,739,800)

Balance at March 31, 2001	15,814,624	$1,583	$(1,978,887)	$66,131,508	$(44,692,416)	$19,461,788

InternetStudios.com, Inc.
(formerly eHealth.com, Inc)
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2001 and 2000
and from inception (April 14, 1998) to December 31, 2000
(Unaudited)

			From inception
	March 31,	March 31,	to December 31,
	2001	2000	2000
Cash flows from operating activities
Net loss for the period	$(5,739,800)	$(3,611,936)	$(38,952,616)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	2,846,238	696,491	8,983,133
Minority interest in loss of subsidiary	-	-	(506,250)
Compensation expense related to stock and stock
options	557,917	-	10,925,152
Stock based website development expense	-	-	3,185,882
Changes in assets and liabilities:	-
Restricted Cash	(360,000)	-	(435,000)
Accounts receivable	249,598	-	(57,318)
Taxes recoverable	9,841	-	(37,722)
Loans receivable	(42,892)	(733,365)	(1,277,819)
Prepaid expenses	39,335	(238,423)	(255,781)
Accounts payable and accrued expenses	1,800,592	63,128	453,679
Deferred revenue	-	-	148,625

Cash used in operating activities:	(639,171)	(3,824,105)	(17,825,035)

Cash flows from investing activities
Acquisition of furniture and equipment	(19,883)	(48,596)	(2,195,242)
Acquisition of reporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	306,628	363,759
Increase in deposits and other	-	-	(96,933)

Cash provided by (used in) investing activities	(19,883)	258,032	(3,693,882)

Cash flows from financing activities
Net proceeds on sale of common stock	-	4,500,000	22,218,985

Cash provided by financing activities	-	4,500,000	22,218,985

Net increase in cash and cash equivalents	(659,054)	933,927	700,068

Cash and cash equivalents at beginning of period	1,135,068	661,124	-

Cash and cash equivalents at end of period	$476,014	$1,595,051	$700,068

Supplemental disclosure of non-cash financing activities:
Issuance of common stock and warrants for acquisitions	$ -	$ -	$14,379,363

Issuance of common stock for capitalized website
development	$ -	$ -	$1,564,118

Supplemental disclosure of cash flow information:
Interest expense paid	$ -	$ -	$11,000

INTERNETSTUDIOS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPALS OF CONSOLIDATION

InternetStudios.com, Inc., (the “Company”) was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 to InternetStudios.com, Inc. Effective September 30, 1999, the Company acquired a 91.847% interest in Online Films, LLC (“Online Films”), a private Delaware company engaged in the business of compiling an online database of filmed entertainment and facilitating a digital marketplace targeted at the entertainment industry. The Company provides full services for marketing, licensing and tracking film and television distribution rights. The Company combines four separate but complementary business units: (1) a digital marketplace, at www.OnlineFilmandTVSales.com, where buyers and sellers can conduct transactions for filmed entertainment generating transaction fees for the Company; (2) a financing arm, InternetStudios Entertainment Finance, which generates fees and financing charges, and drives sales activity to the OnlineFilmandTVSales site; (3) ISTS Rights Tracking, which provides filmed entertainment rights tracking technology for which license fees and service fees are charged, and (4) reporterTV.com, which provides streaming broadcasts of industry news and events that generates production fees, advertising and sponsorship revenues.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Preparation of financial statements in accordance with generally accepted accounting principals requires the use of management estimates and assumptions. Actual results could differ from those estimates.

The financial information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normallyincluded in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for this interim period are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

NOTE 2 - ASSET CONTRIBUTION TO ONLINEFILMSALES.COM, LLC

In March 2000, the Company contributed substantially all of its assets to the capital of OnlineFilmSales.com, LLC, a newly formed Delaware limited liability company (“OnlineFilmSales”).  Included in the assets contributed to OnlineFilmSales were (i) the Company’s 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (having a final principal balance of $2,025,000), by MediaChase Ltd.  Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing “InternetStudios.com” or “InternetStudios” and all associated goodwill.  As a result of the Asset Contribution, the Company conducts all operations through operating subsidiaries.

In exchange for the assets, which OnlineFilmSales received in the Asset Contribution, OnlineFilmSales issued a Class A membership interest, constituting one hundred percent of the voting power of the Class A interest. The Company is the sole holder of a Class A membership interest in OnlineFilmSales.

Concurrently with the Asset Contribution, two officers of the Company also made contributions to OnlineFilmSales. Heidi Lester, the Chief Executive Officer, contributed an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales, and Steve Fredericks, the then Acting President and Chief Financial Officer contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements with the Longevity-Southland Group for the development of a digital production center and a related digital training program for artists and producers in the People’s Republic of China in exchange for Class B Membership Interests in OnlineFilmSales. As a result of the contribution to OnlineFilmSales of Heidi Lester’s membership interest in Online Films, Online Films is now a wholly owned subsidiary.  The acquisition of the 8.153% interest in Online Films was accounted for using the purchase method of accounting, resulting in recording goodwill totaling $11,400,000.  The Class B Membership Interests issued to Steve Fredericks were accounted for as compensation expense totaling $7,600,000.

The holders of Class B membership interests in OnlineFilmSales are entitled to convert their interests into up to 1,000,000 shares of Common Stock at any time. The Class B membership interests will automatically be converted into the Company’s Common Stock upon the occurrence of certain transactions and in any event, on March 28,2007. Each holder of a Class B membership interest is entitled to receive distributions of cash based upon the amount of all cash which each holder of Class B membership interests would have received in the form of dividends on and proceeds from redemptions of that number of shares of common stock into which such holder’s Class B membership interest is convertible, if such Class B member had held those shares during the period from such member’s admission as a Class B member of OnlineFilmSales to the date of such distribution of cash by OnlineFilmSales.

NOTE 3 - INVESTMENTS IN JOINT VENTURES

The Company, through OnlineFilmSales, entered into a joint venture relationship with MediaChase Ltd. (“MediaChase”) in March 2000.  The joint venture, operated through ReporterTV.com, LLC, a Delaware Limited Liability Company whose sole members are MediaChase and OnlineFilmSales, focuses on providing five segments of a business entertainment news magazine updated and broadcasted daily over the Internet in television broadcast format.  Pursuant to a Consulting Agreement entered into between MediaChase and OnlineFilmSales, MediaChase was engaged by OnlineFilmSales to provide certain services at cost in connection with the design and development if the OnlineFilmSales and InternetStudios.com websites.  This Agreement ended on September 30, 2000.

To fund the development of ReporterTV, the Company advanced $2,025,000 in the form of a loan to MediaChase.  As a part of the Asset Contribution, the Company contributed to OnlineFilmSales, all of its rights as payee under the MediaChase Note.  In connection with the consummation of its joint venture with MediaChase, OnlineFilmSales contributed all of its rights as payee under the MediaChase note to ReporterTV and MediaChase assigned all of its obligations as payor under the MediaChase Note to ReporterTV and as a result the MediaChase Note has been cancelled.  In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 250,000 shares of the Company’s common stock, MediaChase (i) entered into the consulting agreements with OnlineFilmSales (ii) contributed certain assets to ReporterTV and (iii) contributed to OnlineFilmSales a 75% membership interest in ReporterTV. In August 2000, MediaChase converted its Class B membership interest in OnlineFilmSales to 250,000 shares of the Company’s common stock.  The fair value of these shares has been recorded as website development costs on the accompanying balance sheet.

NOTE 4 - CAPITAL STOCK

During the period, the Company issued 156,580 Common Shares to Dr. Steve Fredericks pursuant to the exercise of his right to convert his Class B Membership Interest in OnlineFilmSales into Common Shares in the Company. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS.  The following presentation of management’s discussion and analysis of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and other financial information included herein.  This Management’s Discussion and Analysis of Financial Condition and Result of Operations and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management.  Such statements include those regarding general economic and internet industry trends.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements.  Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

OVERVIEW
The Company was incorporated in the State of Nevada on April 14, 1998 as The Enterprise, Inc.  For a period of time prior to December 14, 1998, the Company was engaged in the word processing business.  On December 14, 1998, the Company withdrew from the word processing business in anticipation of acquiring a license to software technology for the health industry, and on December 1, 1998, the Company changed its name to InternetStudios.com, Inc. in anticipation of acquiring and developing an Internet business.  The name change was effective September 21, 1999.

The Company provides full services for marketing, licensing and tracking film and television distribution rights. The Company combines four separate but complementary business units: (1) a digital marketplace, at www.OnlineFilmandTVSales.com, where buyers and sellers can conduct transactions for filmed entertainment generating transaction fees for InternetStudios; (2) a financing arm, InternetStudios Entertainment Finance, which generates fees and financing charges, and drives sales activity to the OnlineFilmandTVSales site; (3) ISTS Rights Tracking, which provides filmed entertainment rights tracking technology for which license fees and service fees are charged, and (4) reporterTV.com, which provides streaming broadcasts of industry news and events that generates production fees, advertising and sponsorship revenues.

InternetStudios currently operates the following websites:
www.internetstudios.com
www.onlinefilmandtvsales.com
www.reportertv.com

The Company’s predecessor, Online Films, LLC, was organized in July of 1999 and commenced development activities in August, 1999.

InternetStudios has incurred significant losses since inception, and as a result, as of March 31, 2001 had an accumulated net loss of $44,692,416.  InternetStudios and its subsidiaries have made a significant investment in its web based services to maintain its technological advantage and to brand and market these services.

As of the date of this report the Company has utilized substantially all of its available funding.  The Company’s continuation as a going concern will depend on its ability to raise additional capital.  No assurance can be given that the Company will be able to raise additional funds.  In the absence of such funds, the Company will be required to cease operations.

RESULTS OF OPERATIONS

REVENUES.  For the quarter ended March 31, 2001, the Company recognized operating revenues of $264,845 as compared to $0 in operating revenues for the quarter ended March 31, 2000. The Company recognizes revenue from its customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system.  In addition, revenues from reporterTV.com consist of fees for production services, sponsorship and content syndication and are recognized at the time the services are rendered or the products delivered.  Revenues from IEF relating to the financing of film entertainment is amortized over the life of the agreement, typically 18 months, using a method that appropriates the effective interest method.

COST OF REVENUES.  InternetStudios has currently not recognized significant revenues to date, and therefore has not allocated any significant amounts to cost of revenues.  Once InternetStudios’ revenues increase, cost of revenues will primarily consist of costs associated with marketing, customer service activities, and server and network operations, and to a lesser extent, bank and escrow processing charges on fees earned on transactions, Internet connection charges, depreciation of server and network equipment and allocation of overhead.

ADVERTISING AND MARKETING EXPENSES.  Costs related to InternetStudios’ advertising and marketing efforts for the period ending March 31, 2001 were $104,400 as compared to $515,248 for the period ended March 31, 2000.  InternetStudios’ advertising and marketing expenses consist mainly of advertising expenses, creative development and promotional costs and commissions, and compensation for advertising and marketing personnel.  The majority of these costs were directed to programs designed to build brand name recognition, attract filmed entertainment companies and individuals to InternetStudios’ websites, and to attract motion pictures and television programming for listing on the OnlineFilm and TVSales.com web site.

WEBSITE AND DEVELOPMENT EXPENSES.  These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites.  In the quarter ended March 31, 2001, website development costs were $626,771 of which $480,622 were expenses relating to amortization; this compares to $691,051 in website development costs for the quarter ended March 31, 2000.  InternetStudios expects to incur additional website development and maintenance expense in the future.

GENERAL AND ADMINISTRATIVE EXPENSES.  InternetStudios’ general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services.  The Company's general and administrative expenses in the quarter ended March 31, 2001, were $3,014,173 as compared to $1,708,031 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

From inception, InternetStudios has financed its operations entirely from private placements.  On March 31, 2001 InternetStudios had $476,014 in cash and cash equivalents.

Net cash used in operating activities was $639,171 for the three month period ended March 31, 2001.

As shown in the Company’s financial statements, the Company has sustained substantial losses from operations since inception.  As of the date of this Report, the Company has utilized substantially all of its available funding.  The Company’s continuation as a going concern will depend on its ability to raise additional capital.  No assurance can be given that the Company will be able to raise additional funds.  In the absence of such funds, the Company will be required to cease operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (SFAS No. 133).  SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.  Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes.  Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In March 2000, EITF 00-2 “Accounting for Web Site Development Costs” was released.  EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses.  EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000.  The Company adopted EITF 00-2 and development costs incurred subsequent to June 1, 2000, associated with the Company’s Web Site were recorded in accordance with EITF 00-2.  Development costs of $3,441,967 were capitalized during the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 1, 2000, Steven J. Fredericks, the former acting President and Chief Financial Officer brought an action against the Company and certain of its senior management, in Los Angeles County Superior Court. Mr. Fredericks had become employed in the capacity of President and CFO in the spring of 2000. He was subsequently terminated in June 2000. In his lawsuit, Mr. Fredericks alleges claims for: 1) Breach of Written Contract; 2) Breach of Implied Contract; 3) Breach of the Implied Covenant of Good Faith and Fair Dealing (Written Contract); 4) Breach of the Implied Covenant of Good Faith and Fair Dealing (Implied in Fact); 5) Constructive Termination; 6) Declaratory Relief; 7) Violation of California Labor Code Section 218.5; 8) Inducing Breach of Contract; 9) Fraud, and; 10) Quantum Meruit.  Mr. Fredericks’ various claims center on his allegation that he was wrongfully discharged from his employment with InternetStudios. He has asked for economic damages, general damages, punitive damages and attorneys’ fees in an amount in excess of the minimum jurisdiction of the court. The matter was tendered to the Company’s insurance carrier who is defending under a reservation of rights.

August Entertainment, Inc. (“August”) brought an action against the Company on September 7, 2000 in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of certain films.  The Complaint was amended several times.  The Complaint, as amended, seeks damages of $2,000,000. The Company filed an Answer to the amended Complaint and filed a Counterclaim against August and two of its principals on May 2, 2001.  The Company is in the process of serving the Counterclaim against the two principals.  August filed an Answer to the Counterclaim on June 1, 2001. August amended the Complaint to name Rob MacLean as a defendant, but has not served Mr. MacLean with a summons.

August previously filed an application for a right to attach order and order for issuance of write of attachment.  The hearing on the application was originally set for April 19, 2001. August took the hearing off calendar, and has not reset the matter for hearing.

ITEM 2. CHANGES IN SECURITIES

On March 30, 2001, the Company issued 156,580 shares to Dr. Steven Fredericks in connection with his conversion of a portion of his Class B membership interests in OnlineFilmSales. The shares were issued pursuant to section 4(a) of the Securities Act of 1933 as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      None

(b)  Reports on Form 8-K

      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNETSTUDIOS.COM, INC.
(Registrant)

Date: June 25, 2001	By: /s/ HEIDI LESTER
Heidi Lester
Chief Executive Officer
(Duly authorized officer)

Date: June 25, 2001	By: /s/ ALEX MCKEAN
Alex McKean
Vice President of Finance
(Acting Principal Financial Officer)