Form 10-Q
period 2001-06-30
INTERNETSTUDIOS COM INC
filed 2002-07-26
CIK 1094365

This Form 10-Q is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to _________________________________

Commission File Number: 000-27363

INTERNETSTUDIOS.COM, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

134009696
(I.R.S Employer Identification No.)

1351 4th Street, Suite 227, Santa Monica, California 90401
(Address of principal executive offices and Zip Code)

888.784.6166
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 11, 2002, there were 4,308,605 shares of the Registrant's common shares issued and outstanding, and as of June 30, 2001, there were 16,414,624 common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of
InternetStudios.com, Inc.

It is the opinion of management that the interim financial statements for the quarter ended June 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: July 25, 2002

/s/ Mark Rutledge
_________________________________
Director of InternetStudios.com, Inc.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 9,380	$ 700,068
Restricted cash	-	435,000
Taxes recoverable	18,860	55,685
Accounts receivable	1,473	57,318
Loans receivable from related party (Note 7)	832,690	535,217
Prepaid expenses	-	138,096

	862,403	1,921,384

WEBSITE DEVELOPMENT COSTS	2,639,668	2,779,668
FURNITURE AND EQUIPMENT	-	993,942
	2,639,668	3,773,610
Less - accumulated depreciation and amortization	(836,096)	(786,762)

	1,803,572	2,986,848

LOANS RECEIVABLE (Note 6)	807,615	759,065
DEPOSITS AND OTHER	-	96,933
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $8,194,621 in 2000 (Note 3)	-	20,004,337

	$3,473,590	$25,768,567

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,391,471	$976,270
Loans payable	599,877	-
Due to related parties	17,908	-
Deferred revenue	105,375	148,626

2,114,631	1,124,896
CONVERTIBLE LOAN	199,159	-

2,313,790	1,124,896

STOCKHOLDERS' EQUITY (Note 8)
Common stock, $.001 par value, 100,000,000 shares authorized
shares issued and outstanding	1,643	1,567
Additional paid in capital	65,250,792	66,131,524
Deferred compensation	(667,606)	(2,536,804)
Deficit accumulated during the development stage	(63,425,029)	(38,952,616)

Total Stockholders' Equity	1,159,800	24,643,671

$ 3,473,590	$ 25,768,567

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2001	Three months ended June 30, 2000	Six months ended June 30, 2001	Six months ended June 30, 2000	April 14, 1998 (inception) to June 30, 2001

REVENUE	$ -	$ 5,355	$ 125,802	$ 5,355	$ 263,538

OPERATING EXPENSES
General and administrative	602,076	2,663,382	3,308,227	4,189,252	25,322,002
Bad debts	71,783	-	71,783	-	71,783
Sales and marketing (recovery)	(104,134)	1,786,189	169,245	2,483,598	3,076,641
Amortization of goodwill	2,270,902	730,400	4,541,803	1,420,800	12,737,424
Amortization of website development costs	234,072	-	465,675	-	911,373
Website development costs (recovery)	(378,887)	913,861	16,281	1,604,912	6,327,907

	2,695,812	6,093,832	8,573,014	9,698,562	48,447,130

Loss from operations	(2,695,812)	(6,088,477)	(8,447,212)	(9,693,207)	(48,183,592)

Other income (expenses)
Interest income, net of interest expense	32,479	63,021	44,079	55,815	321,593
Minority interest in loss of subsidiary	-	-	-	-	506,250
Loss on disposal of furniture and equipment	(544,523)	-	(544,523)	-	(544,523)
Loss on impairment of goodwill	(15,462,534)	-	(15,462,534)	-	(15,462,534)
Loss on write-off of website development costs	(62,223)	-	(62,223)	-	(62,223)

NET LOSS FOR THE PERIOD	$(18,732,613)	$(6,025,456)	$(24,472,413)	$(9,637,392)	$(63,425,029)

BASIC NET LOSS PER SHARE	$(1.18)	$(0.42)	$(1.55)	$(0.67)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,931,115	14,402,154	15,741,451	14,402,154

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2001	Six months ended June 30, 2000	April 14, 1998 (inception) to June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES	$(24,472,413)	$(9,637,392)	$(63,425,029)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	5,141,657	1,463,369	14,124,790
Bad debts	71,783	-	71,783
Loss on disposal of furniture and equipment	544,523	-	544,523
Loss on impairment of goodwill	15,462,534	-	15,462,534
Loss on write-off of website development costs	62,223	-	62,223
Compensation expense related to stock and stock options	988,542	-	11,913,695
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Changes in operating assets and liabilities:
Restricted cash	435,000	-	-
Accounts receivable	(15,938)	2,925	(73,256)
Taxes recoverable	36,825	-	(897)
Prepaid expenses	138,096	209,954	(117,685)
Accounts payable and accrued expenses	415,201	(115,105)	869,879
Deposits and other	96,933	-	-
Deferred revenue	(43,251)	-	105,374

CASH USED IN OPERATING ACTIVITIES	(1,138,285)	(8,076,249)	(17,782,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(23,324)	(571,378)	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	(232,274)	(1,532,192)
Incorporation costs	-	-	(1,000)
Interest income	-	55,816	-
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	306,628	363,759
Increase in deposits and other	-	(63,374)	-

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(23,324)	(504,582)	(3,620,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans receivable	(328,115)	(733,365)	(1,605,934)
Loans payable	599,877	-	599,877
Convertible loan payable	199,159	-	199,159
Net proceeds on sale of common stock	-	17,550,000	22,218,985

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	470,921	16,816,635	21,412,087

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(690,688)	8,235,804	9,380

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	700,068	661,124	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 9,380	$ 8,896,928	$ 9,380

The accompanying notes are an integral part of these interim consolidated financial statements

NOTE 1 - DESCRIPTION OF BUSINESS

InternetStudios.com, Inc. owns four subsidiaries: OnlineFilmSales.com LLC, InternetStudios UK, Ltd., InternetStudios Entertainment Finance, Inc., and OnlineFilmandTVSales.com, Inc. (inactive); in turn , OnlineFilmsSales.com, LLC owns membership interests in two inactive limited liability companies, ReporterTV.com LLC and StudioBuzz.com LLC (collectively, "the Company") The Company is in the business of the management, marketing and delivery of digital filmed entertainment. The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of June 30, 2001, the Company had a working capital deficiency of $1,252,228 and significantly reduced the scope of operations due to the lack of operating capital.

In view of the matters described in the preceding paragraph, there is substantial doubt regarding the Company's ability to continue operations as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Furniture And Equipment

Furniture and equipment are stated at cost. Depreciation is recorded using accelerated methods over useful lives of three to five years. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable. During the second quarter the Company recorded a full impairment provision for all furniture and equipment.

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

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Convertible securities and stock options were not included in the calculation of weighted average number of shares because the effect would be anti-dilutive

Website Development Costs

The Company adopted EITF 00-2 "Accounting for Web Site Development Costs" and development costs incurred subsequent to June 30, 2000, associated with the Company's Web Site were recorded in accordance with EITF 00-2. Development costs of $2,639,668 have been capitalized and are being amortized on the straight-line method over a period of 3 years.

Stock Based Compensation

The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Goodwill

Intangible assets, principally goodwill, are amortized on the straight-line method over a period of 3 years. The carrying amount of intangible assets are assessed for impairment when operating profit from the related business indicates the carrying amount of the assets may not be recoverable. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. Effective June 30, 2001 the Company recorded a full impairment provision for the unamortized balance of goodwill in the amount of $15,462,534.

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

      Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 4 - ONLINEFILMSALES.COM, LLC

In March 2000, the Company contributed substantially all of its assets to the capital of OnlineFilmSales.com, LLC, a newly-formed Delaware limited liability company ("OnlineFilmSales"). Included in the assets contributed to OnlineFilmSales were (i) the Company's 91.847% membership interest in Online Films so that Online Films became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note in the amount of $2,025,000 by MediaChase Ltd. Excluded from the assets contributed to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill. As a result of the Asset Contribution, the Company conducts all operations through operating subsidiaries.

In exchange for the assets which OnlineFilmSales received in the Asset Contribution, OnlineFilmSales issued a one hundred percent Class A membership interest, constituting one hundred percent of the voting power of the Class A members of OnlineFilmSales. The Company is the sole holder of a Class A membership interest in OnlineFilmSales

Concurrently with the Asset Contribution, two former officers of the Company also made contributions to OnlineFilmSales. Heidi Lester, the former Chief Executive Officer, contributed an 8.153% interest in Online Films in exchange for Class B Membership Interests in OnlineFilmSales and Steve Fredericks, the former Acting President and Chief Financial Officer contributed to OnlineFilmSales all of his right, title and interest in and to, certain agreements for the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China in exchange for Class B Membership Interests in OnlineFilmSales.

The holders of Class B membership interests in OnlineFilmSales are entitled to convert their interests into up to 1,000,000 shares of common stock of the Company at any time. The Class B membership interests will automatically be converted into the Company's common stock upon the occurrence of certain transactions and in any event, on March 28, 2007. Each holder of a Class B membership interest is entitled to receive distributions of cash based upon the amount of all cash which each holder of Class B membership interests would have received in the form of dividends on and proceeds from redemptions of that number of shares of common stock into which such holder's Class B Membership Interest is convertible, if such Class B member had held those shares during the period from such member's admission as a Class B member of OnlineFilmSales to the date of such distribution of cash by OnlineFilmSales. Refer to Note 8.

NOTE 5 - REPORTERTV.COM, LLC

InternetStudios, through OnlineFilmSales, entered into a joint venture with MediaChase Ltd., a Los Angeles based software company, on March 28, 2000 to form ReporterTV.com, LLC.

To fund the development of ReporterTV, InternetStudios advanced $2,025,000 in the form of a loan, evidenced by the MediaChase Note. As a part of the Asset Contribution, InternetStudios contributed to OnlineFilmSales, all of its rights as payee under the MediaChase Note. OnlineFilmSales contributed all of its rights as payee under the MediaChase Note to ReporterTV and MediaChase assigned all of its obligations as payor under the MediaChase Note to ReporterTV, as a result of which contribution and assignment, the MediaChase Note has been cancelled.

In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 250,000 shares of InternetStudios' common stock, MediaChase (i) entered into a Consulting Agreement with each of OnlineFilmSales and StudioBuzz.com, LLC, (ii) contributed certain assets to ReporterTV and StudioBuzz.com, LLC, and (iii) contributed to OnlineFilmSales (a) a 75% membership interest in ReporterTV and (b) a 100% voting interest and 50% economic interest in StudioBuzz.com, LLC. Pursuant to the terms of the Limited Liability Agreement with ReporterTV ("RTV Agreement"), MediaChase had a one-time right to repurchase all or any part of a 25% membership interest in ReporterTV, upon the payment of certain sums to ReporterTV on or before January 31, 2001, which payments did not occur.

Pursuant to the terms of the RTV Agreement, OnlineFilmSales is not obligated to fund ReporterTV for amounts over and above a defined contribution cap of $1,650,000, which contribution was provided by OnlineFilmSales. Additionally, pursuant to the terms of the RTV Agreement, OnlineFilmSales has no ongoing financial obligation to ReporterTV and is entitled to look to MediaChase to provide financing for the company. As no financial resources were made available to fund the ongoing operations of the company, ReporterTV's activities ceased during May, 2001.

NOTE 6 - LOANS RECEIVABLE

During 2000, the Company loaned a total of approximately $761,000 to a film production company. Advances under the loan agreement are collateralized by all of the assets of the production company, bear interest at the prime rate plus 3% and are due on demand. Collectability of these amounts is dependent on the success of the film projects financed.

NOTE 7- RELATED PARTY TRANSACTIONS

The Company entered into formal employment or management contracts with four officers of the Company or with consulting firms owned by those officers. Subsequent to June 30, 2001, two officers resigned. The remaining contracts provide for a combined base salary of $384,000 per annum for a three year term ending December 31, 2002 and granting of stock options providing the right to acquire a total of 350,000 shares of common stock at a price of $5 per share to be vested over the term of the contracts. The contracts include a severance provision of 150% of base salary which totals $576,000 for these two officers. At June 30, 2001, a total of $96,000 is owing under these contracts.

NOTE 7- RELATED PARTY TRANSACTIONS (cont'd)

During 2000, the Company loaned a total of approximately $535,000 to an executive officer of the Company and a film production company owned and managed by this executive officer. Advances under the loan agreement are collateralized by all of the assets of the related company, bear interest at the prime rate plus 3% until March 31, 2001 and are due on demand. Collectability of these amounts is dependent on the success of the film projects financed. During the six months ended June 30, 2001 interest and fees of $21,866 were accrued under this loan. Additionally, during the six months ended June 30, 2001 the Company has assumed loans to this entity from a bank totaling $215,588 and made additional cash advances on behalf of this officer of $60,000.

NOTE 8 - STOCKHOLDERS' EQUITY

During 2001 the Company issued 756,580 shares of common stock on conversion of Class B membership interests in OnlineFilmSales.com, LLC

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

Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost or deferred compensation for stock options issued to employees has been recognized to the extent market value of the stock at the grant date exceeded the option price.

The following table summarizes information about stock option transactions for the six month period ended June 30, 2001.

	Shares	Weighted Average Exercise Price
Options outstanding
December 31, 2000	677,678	$5.44
Granted	-	-
Exercised		-
Expired	(405,678)	$.5.44

June 30, 2001	272,000	$5.44

Options exercisable	192,666	$5.44

During the period the Company expensed $988,543 of previously deferred stock-based compensation relating to outstanding stock options which vested. In addition, the Company reversed $880,656 in deferred compensation related to stock options which expired.

During December 2001 the Company completed a 20:1 roll-back of outstanding common shares.

NOTE 9 - INCOME TAXES

Income taxes are provided pursuant to SFAS No. 109, Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

NOTE 10- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

All figures are in United States Dollars unless otherwise stated.

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors".

General

InternetStudios.com, Inc. was incorporated in the State of Nevada on April 14, 1998 under the name The Enterprise, Inc. For a period of time, prior to December 14, 1998, we were engaged in the word processing business. We changed our name to eHealth.com, Inc. in anticipation of acquiring a license to software technology for the health industry. This acquisition was not completed. Effective September 21, 1999 we changed our name to InternetStudios.com, Inc. Since that date, InternetStudios has been in the business of providing web-based solutions for the entertainment industry. We own a proprietary online platform and database to transact film and television rights. With this technology, we have focused on the development and marketing of our website at www.onlinefilmandtvsales.com which has complete transactional capabilities for the licensing of filmed entertainment.

Through our online platform, www.onlinefilmandtvsales.com, we provide an enterprise solution complete with transactional capabilities for the licensing of filmed entertainment, complementary technology to track such transactions, and relevant and timely industry data and information. This yields multiple revenue streams including:

- Hosting fees for maintaining audiovisual and ancillary marketing materials on the website;

- Customization and Licensing fees for adapting the online platform to create user specific interfaces and applications;

- Transactional fees for any product sold using our technology;

- Marketing fees for email campaigns, marketing campaigns, and co-marketing ventures for filmed entertainment product; and

- Sales revenue from content owned or brokered by InternetStudios.

During the quarter ended June 30, 2001, we were attempting to close a private placement financing. Unfortunately due to market conditions, this financing was not completed. As a result, we were forced to curtail our operations. As a part of this reduction in operations we terminated two leases and in settlement of obligations under these leases we transferred various furniture and equipment to the landlords under these leases. Accordingly, we have recorded a loss on disposition and impairment of furniture and equipment in the amount of $544,523. During this period, however, we maintained the operations of our core technology by ensuring that our servers remained operational and our primary website at www.onlinefilmandtvsales.com was functional.

Also in this quarter, we recorded a loss on impairment of goodwill in the amount of $15,462,534 to more accurately reflect the value of our company.

We are still in our infancy as a viable commercial entity and consequently our focus over the past three years has been on the identification of market needs, development of our technology and product, www.onlinefilmandtvsales.com, and the branding of our company and product. We believe that we will generate increased revenue over the next three fiscal years due to the recent release of the upgraded onlinefilmandtvsales.com website. In addition, we plan to hire an experienced sales and marketing team to develop and enhance our sales and marketing program. These individuals will focus on increasing traffic and volume at the site. We expect that initial revenue growth will be reflected in the third and fourth quarters of 2002. We also anticipate a further increase in revenues in fiscal 2003 and 2004, which we expect will result from partnering arrangements with large corporate organizations. We anticipate that the expected growth in revenues may enable us to attract additional financing to allow us to add the needed resources to further support the growth of our operations. Despite our expectations, there are no assurances that our estimated revenue growth can be achieved. Should we be unable to achieve the anticipated revenue growth, our business and future success may be adversely affected.

RESULTS OF OPERATIONS

The discussion set forth below relating to results of operations pertains to the comparison of the six months ended June 30, 2001 and June 30, 2000.

REVENUES. InternetStudios recognized revenues of $125,802 for the period ended June 30, 2001 as compared to $5,355 for the period ended June 30, 2000, of which $125,802 and $5,355, respectively, were from operating revenues sources. We recognize revenue from our customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system.

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

ADVERTISING AND MARKETING EXPENSES. Costs related to InternetStudios' advertising and marketing efforts are currently classified as general and administrative expenses. InternetStudios' advertising and marketing expenses consist mainly of advertising expenses, creative development and promotional costs and commissions, and compensation for advertising and marketing personnel. The majority of these costs were directed to programs designed to build brand name recognition, attract filmed entertainment companies and individuals to InternetStudios' websites, and to attract motion pictures and television programming for listing on the OnlineFilmandTVSales.com web site.

WEBSITE AND DEVELOPMENT EXPENSES. These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites. Website development costs as of June 30, 2001 were $16,281, none of which were capitalized under EITF 00-02. At June 30, 2000 website development costs were $1,604,912, all of which were capitalized under EITF 00-02. InternetStudios expects to incur additional website development and maintenance expense in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period ended June 30, 2001 were $3,380,010 of which $988,542 were non-cash related to stock based compensation. At June 30, 2000 these costs were $4,189,252.

SUMMARY

Presently, we have no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful and sufficient market acceptance of updated versions of our existing services and achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

From inception, InternetStudios has financed its operations entirely from private placements. As at June 30, 2001, InternetStudios had $9,380 in cash and cash equivalents as compared to $8,896,928 as at June 30, 2000. Since inception, InternetStudios has had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $1,138,285 for the six months ended June 30, 2001 as compared to $8,076,249 for the six months ended June 30, 2000.

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

In February 2001, we received loans from nine individual lenders in the aggregate principle amount of $199,158.66, pursuant to convertible note purchase agreements between our company and each of the lenders. Each loan was evidenced by a convertible grid promissory note that bears no interest and is repayable on demand. These loans were made with the agreement that if our company could not repay the loans from any future equity financings the loans would be convertible into share of our common stock at a price to be negotiated upon notice of conversion. These transactions were effected in accordance with Regulation S under the Securities Act of 1933, as amended.

On February 19, 2001, we received funding from an unrelated third party in the form of a secured loan in the amount of US$425,000. This same unrelated third party loaned our company an additional US$30,000 on April 20, 2001.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this quarterly report, we have utilized substantially all of our available funding. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

In accordance with our original business plan, we were required to make a significant investment in technology and website development. In addition, the plan called for the necessary investments to market our company and our services to brand our company globally. Website development was substantially completed in October 2000. Revenues derived from implementation of our platform commenced in the fourth quarter of 2000.

Our management has taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. These steps include expense reduction in staffing, marketing and consulting, as well as a significant decrease in operating costs as a result of completion of Web developments activities. We are also in the process of securing additional capital through equity transactions, which will be required in order to continue operations.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our website to be profitable. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2000 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

In the event that our plans or assumptions change or prove inaccurate (due to delays in development, the inability to sign any significant sales agreements or generate revenues, unfavorable economic conditions, or other unforeseen circumstances), there can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Future Cash Requirements

We expect that the release of our revamped website services will lead to an increase in revenues in fiscal 2002. We expect that further development and marketing of the service combined with the planned introduction of new services in late 2002, will lead to increased revenues in 2003 and 2004. Although we expect to see an increase in revenues in 2002, we do not anticipate this to materialize until the third and fourth quarter of fiscal 2002. Consequently we required approximately $200,000 over the period ended July 25, 2002 to accomplish our goals. We estimate that approximately $375,000 is required to the end of fiscal 2002, $100,000 of which is required to hire sales and marketing persons and to implement our sales and marketing program. The balance of $275,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses. We intend to receive the balance of the cash requirements through private placements or by debt financing.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, our company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on January 1, 2001 did not affect our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortise goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible asset, and cease Amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

The implementation of these new standards is not expected to have a material effect on the our consolidated financial statements.

RISK FACTORS

Much of the information included in this Quarterly Report includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify other forward-looking statements. While such forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-K Annual Report for the year ended December 31, 2000. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

WE ARE aN EARLY Stage Company AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE THE IMPLEMENTATION OF OUR WEBSITE Which Makes IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are an early stage company which is primarily involved in providing transactional capabilities for the licensing of filmed entertainment, complementary technology for tracking such transactions and industry data and information. We are involved in a relatively new business, having launched our website on May 10, 2000, and as a result, we do not have a historical record of sales and revenues nor an established business track record from the operation of our business.

To date, we have incurred regular operating losses and have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully develop our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain a brand name for our website and to attract new and maintain old users of our website.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our website to be profitable. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2000 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

we expect to experience significant and rapid growth in the scope and complexity of our business as we proceed with the development OF OUR WEBSITE. if we are unable to hire staff to manage our operations, Our Growth Could Harm Our Future Business Results and may strain our managerial and operational resources.

As we proceed with the development of our website and services associated with our website, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our website, manage operations, handle marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

WE MUST DEVELOP A MARKETING PROGRAM TO GENERATE ANY SIGNIFICANT REVENUES

We will be required to develop a marketing campaign that will effectively demonstrate the advantages of our website and services. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our website and services. There can be no assurance that we will be able to establish adequate marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our website and services.

OUR SUCCESS IS DEPENDENT UPON THE ACCEPTANCE OF OUR COMPANY, OUR WEBSITE AND OUR BUSINESSES

Our success is dependent upon achieving significant market acceptance of our company and our website and services. We cannot guarantee that users will accept our website, or even the Internet, as a replacement for traditional sources of film and television rights transactions. Market acceptance of our website depends upon continued growth in the use of the Internet generally and, in particular, as a source of film and television rights transactions. The Internet may not prove to be a viable channel for these services. Failure to achieve and maintain market acceptance of our website would seriously harm our business.

Acceptance of our website depends on the success of our advertising, promotional and marketing efforts and the ability to continue to provide high-quality information and services to our users of our website. To date, we have not spent a considerable amount on marketing and promotional efforts. To increase awareness of our website, we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our website, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our website increases, we may not be able to increase or maintain the number of users of our website.

OUR CONTINUED OPERATIONS DEPEND ON TECHNOLOGY AND COMPUTER SYSTEMS

The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new websites, services and products and changing consumer demands. Our future success will depend on our ability to adapt to these changes and to continuously improve the performance, features and reliability of our service in response to competitive services and the evolving demands of the marketplace, which we may not be able to do. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure, which might impact our ability to become or remain profitable.

Our website utilizes sophisticated and specialized network and computer technology. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software for such technology may not necessarily maintain our competitiveness. Our business is highly dependent upon our computer and software systems, and the temporary or permanent loss of such equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect upon us.

The Loss of any of OUR KEY MANAGEMENT PERSONNEL Would Have an Adverse Impact on OUR Future Development and could impair our ability to succeed.

Our performance is substantially dependent on the expertise of key management personnel, and our ability to continue to hire and retain such personnel. It may be difficult to find sufficiently qualified individuals to replace key management personnel if we were to lose any one or more of them. Accordingly, the loss of any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not maintain "key person" life insurance on any of our directors or senior executive officers.

SINCE OUR SHARES ARE thinly traded and trading on the QUOTATION SERVICE OPERATED BY THE PINK SHEETS LLC may be sporadic because it is not an exchange, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the quotation service operated by the Pink Sheets LLC and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the Pink Sheets LLC are not an exchange and, because trading of the securities on the Pink Sheets LLC is often more sporadic than the trading of securities listed on an exchange or the Nasdaq Stock Market, Inc., you may have difficulty reselling any of our common shares.

Trading of Our Stock May Be Restricted by the SEC's Penny Stock Regulations Which May Limit a Stockholder's Ability to Buy and Sell our Stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception and we do not anticipate paying any such dividends for the foreseeable future.

ITEM 3 Quantitative and Qualitative Disclosure about Market Risk

We do not utilize derivative instruments to manage market related risks. We do not have any long-term debt instruments so our company is not subject to market related risks such as interest or foreign exchange on long-term debt. All of our operations are conducted in the United States and thus, we are not exposed to significant risk of currency loss due to fluctuations in the Canadian and U.S. exchange rates.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

Other than set out below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On or about September 1, 2000, Steven J. Fredericks, our former acting President and Chief Financial Officer, brought an action in the Los Angeles Superior Court against our company and certain of our senior management alleging that he was wrongfully discharged from his employment with InternetStudios. During this quarter this matter was unresolved. However, the matter was referred to our insurance carrier who participated in settling the matter in April 2002 for $70,000. The insurance carrier agreed to pay $60,000 of the settlement amount as well as cover all attorney and legal fees incurred by InternetStudios. We agreed to pay the remaining $10,000 of which $5000 has been paid as of July 25, 2002.

August Entertainment, Inc. brought an action against our company on September 7, 2000, in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. During this quarter this matter was unresolved. However, this matter was settled in December 2001. Pursuant to the terms of the settlement, we agreed to pay August Entertainment $70,000, of which $45,000 has been paid as of July 25, 2002.

Certain former employees have indicated an intention to pursue alleged claims against the Company by taking legal action. To date no actions have been filed against InternetStudios. In the opinion of management, any actions that may arise from these claims are immaterial to us or are without significant merit. Although no assurance can be given as to the outcome of any potential lawsuit, we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations and the Company intends to vigorously defend against any action.

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2001, we issued 600,000 shares to Heidi Lester pursuant to a conversion of a Class B membership interest in Onlinefilmsales.com LLC. These shares were issued pursuant to section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 Defaults Upon Senior Securities

Not applicable.

ITEM 4 Submission of Matters To A Vote Of Security Holders

None.

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

None.

Exhibits

Exhibit
Number Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

3.2 Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

3.3 Amended Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

3.4 Certificate of Amendment to Articles of Incorporation, dated December 17, 1998 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

3.5 Certificate of Amendment to Articles of Incorporation, dated September 21, 1999 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

(21) Subsidiaries

OnlineFilmSales.com, LLC

ReporterTV.com, LLC

StudioBuzz.com, LLC

Online FilmandTVSales.com, Inc.

InternetStudiosUK Limited

InternetStudios Entertainment Finance

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, InternetStudios.com, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNETSTUDIOS.COM, INC.

/s/ Robert MacLean
By: ______________________________
Robert MacLean, Chairman of the Board,
President and Director
Date: July 25, 2002

/s/ Mark Rutledge
By: ______________________________
Mark Rutledge, Vice-Chairman, Secretary,
Treasurer and Director
Date: July 25, 2002