Form 10-Q/A
period 2001-06-30
INTERNETSTUDIOS COM INC
filed 2002-07-26
CIK 1094365

This Form 10-Q is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 9,380	$ 700,068
Restricted cash	-	435,000
Taxes recoverable	18,860	55,685
Accounts receivable	1,473	57,318
Loans receivable from related party (Note 7)	832,690	535,217
Prepaid expenses	-	138,096

	862,403	1,921,384

WEBSITE DEVELOPMENT COSTS	2,639,668	2,779,668
FURNITURE AND EQUIPMENT	-	993,942
	2,639,668	3,773,610
Less - accumulated depreciation and amortization	(836,096)	(786,762)

	1,803,572	2,986,848

LOANS RECEIVABLE (Note 6)	807,615	759,065
DEPOSITS AND OTHER	-	96,933
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $8,194,621 in 2000 (Note 3)	-	20,004,337

	$3,473,590	$25,768,567

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,391,471	$976,270
Loans payable	599,877	-
Due to related parties	17,908	-
Deferred revenue	105,375	148,626

2,114,631	1,124,896
CONVERTIBLE LOAN	199,159	-

2,313,790	1,124,896

STOCKHOLDERS' EQUITY (Note 8)
Common stock, $.001 par value, 100,000,000 shares authorized
 16,414,844 shares issued and outstanding (2000 - 15,658,044 shares) 	1,643	1,567
Additional paid in capital	65,250,792	66,131,524
Deferred compensation	(667,606)	(2,536,804)
Deficit accumulated during the development stage	(63,425,029)	(38,952,616)

Total Stockholders' Equity	1,159,800	24,643,671

$ 3,473,590	$ 25,768,567

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


Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. These steps include expense reductions in staffing, marketing and consulting, as well as a significant decrease in operating costs as a result of completion of website development costs.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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