Form 10-Q
period 2001-09-30
INTERNETSTUDIOS COM INC
filed 2002-07-26
CIK 1094365

This Form 10-Q is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 11, 2002, there were 4,308,605 shares of the Registrant's common shares issued and outstanding, and as of September 30, 2001, there were 16,414,624 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of
InternetStudios.com, Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: July 25, 2002

/s/ Mark Rutledge
_________________________________
Director of InternetStudios.com, Inc.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

BALANCE SHEETS
	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,887	$700,068
Restricted cash	-	435,000
Taxes recoverable	19,882	55,685
Accounts receivable	2,924	57,318
Loans receivable from related party (Note 7)	790,554	535,217
Prepaid expenses	-	138,096

	815,247	1,921,384

WEBSITE DEVELOPMENT COSTS	2,639,668	2,779,668
COMPUTER EQUIPMENT AND FURNITURE	-	993,942
	2,639,668	3,773,610
Less - accumulated depreciation and amortization	(1,058,502)	(786,762)

	1,581,166	2,986,848

LOANS RECEIVABLE (Note 6)	831,088	759,065
DEPOSITS AND OTHER	-	96,933
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $8,194,621 in 2000 (Note 3)	-	20,004,337

	$3,227,501	$25,768,567

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,642,355	$976,270
Loans payable	615,803	-
Due to related parties	17,908	-
Deferred revenue	83,750	148,626

2,359,816	1,124,896
CONVERTIBLE LOAN	199,159	-

2,558,975	1,124,896

STOCKHOLDERS' EQUITY (Note 8)
Common stock, $.001 par value, 100,000,000 shares authorized
shares issued and outstanding	1,643	1,567
Additional paid-in capital	65,250,792	66,131,524
Deferred compensation	(379,168)	(2,536,804)
Deficit accumulated during the development stage	(64,204,741)	(38,952,616)

Total Stockholders' Equity	668,526	24,643,671

$3,227,501	$25,768,567

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2001	Three months ended September 30, 2000	Nine months ended September 30, 2001	Nine months ended September 30, 2000	April 14, 1998 (inception) to September 30, 2001

REVENUE	$21,625	$64,530	$147,427	$69,885	$285,163

OPERATING EXPENSES
General and administrative	596,245	2,645,877	3,904,472	6,835,130	25,918,247
Bad debts	-	-	71,783	-	71,783
Sales and marketing (recovery)	(1,985)	436,775	167,260	2,920,372	3,074,656
Amortization of goodwill	-	750,400	4,541,803	2,171,200	12,737,424
Amortization of website development costs	222,407	-	688,082	-	1,133,780
Website development costs	-	1,212,550	16,281	2,820,462	6,327,907

	816,667	5,045,602	9,389,681	14,747,164	49,263,797

Loss from operations	(795,042)	(4,981,072)	(9,242,254)	(14,677,279)	(48,978,634)

Other income (expense)
Interest income, net of interest expense	15,330	128,237	59,409	184,053	336,923
Minority interest in loss of subsidiary	-	-	-	-	506,250
Loss on disposal of furniture and equipment	-	-	(544,523)	-	(544,523)
Loss on impairment of goodwill	-	-	(15,462,534)	-	(15,462,534)
Loss on write off website development costs	-	-	(62,223)	-	(62,223)

NET LOSS FOR THE PERIOD	$(779,712)	$(4,852,835)	$(25,252,125)	$(14,493,226)	$(64,204,741)

BASIC NET LOSS PER SHARE	$(0.05)	$(0.33)	$(1.58)	$(0.98)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,414,624	14,779,803	16,025,618	14,779,803

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended Sept. 30, 2001	Nine months ended Sept. 30, 2000	April 14, 1998 (inception) to Sept. 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,252,125)	$(14,493,226)	$(64,204,741)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	5,360,064	2,270,804	14,213,018
Bad debts	71,783	-	71,783
Loss on disposal of furniture and equipment	544,523	-	544,523
Loss on impairment of goodwill	15,462,534	-	15,462,534
Loss on write-off of website development costs	62,223	-	62,223
Compensation expense related to stock and stock options	1,276,981	-	12,202,133
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Changes in operating assets and liabilities:
Restricted cash	435,000	-	-
Accounts receivable	(17,389)	49,987	(74,707)
Taxes recoverable	35,803	-	125
Prepaid expenses	138,096	407,272	(117,685)
Deposits and other	96,933	-	96,933
Accounts payable and accrued expenses	670,081	(254,823)	1,252,895
Deferred revenue	(64,876)	-	83,749

CASH USED IN OPERATING ACTIVITIES	(1,180,369)	(12,019,986)	(17,824,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	(23,324)	(717,259)	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	(232,274)	(1,532,192)
Incorporation costs	-		(1,000)
Acquisition of itsTV.com	-		(232,274)
Cash acquired on acquisition of Online Films, LLC	-	306,628	363,759
Increase in deposits and other	-	(297,227)	(96,933)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(23,324)	(940,132)	(3,717,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans receivable	(309,450)	(611,049)	(1,587,269)
Loans payable	615,803	-	615,803
Convertible loan payable	199,159	-	199,159
Net proceeds on sale of common stock	-	17,550,000	22,218,985

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	505,512	16,938,951	21,446,678

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(698,181)	3,978,833	1,887

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	700,068	661,124	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,887	$4,639,957	$1,887

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

(Unaudited)

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of September 30, 2001, the Company had a working capital deficiency of $1,544,569 and significantly reduced the scope of operations due to the lack of operating capital.

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

NOTE 7- RELATED PARTY TRANSACTIONS

The Company entered into formal employment or management contracts with four officers of the Company or with consulting firms owned by those officers. During August 2001, two officers resigned. The remaining contracts provide for a combined base salary of $384,000 per annum for a three year term ending December 31, 2002 and granting of stock options providing the right to acquire a total of 350,000 shares of common stock at a price of $5 per share to be vested over the term of the contracts. The contracts include a severance provision of 150% of base salary which totals $576,000 for these two officers. At September 30, 2001, a total of $192,000 is owing under these contracts.

During 2000, the Company loaned a total of approximately $535,000 to an executive officer of the Company and a film production company owned and managed by this executive officer. Advances under the loan agreement are collateralized by all of the assets of the related company, bear interest at the prime rate plus 3% until March 31, 2001 and are due on demand. Collectability of these amounts is dependent on the success of the film projects financed. During the nine months ended September 30, 2001 interest and fees of $29,730 were accrued under this loan. Additionally, during the nine months ended September 30, 2001 the Company has assumed loans to this entity from a bank totaling $215,588 and made additional net cash advances on behalf of this officer of $10,000.

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

The following table summarizes information about stock option transactions for the nine month period ended September 30, 2001.
	Shares	Weighted Average Exercise Price
Options outstanding
December 31, 2000	677,678	$5.44
Granted	-	-
Exercised		-
Expired	(405,678)	$.5.44
September 30, 2001	272,000	$5.44

Options exercisable	226,666	$5.44

During the period the Company expensed $1,276,981 of previously deferred stock-based compensation relating to outstanding stock options which vested. In addition, the Company reversed $880,656 in deferred compensation related to stock options which expired.

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

During the quarter ended September 30, 2001, we continued our attempts to secure financing for our company. Unfortunately market conditions were not receptive to our company's financing efforts. As a result, we were forced to significantly reduce our operating expenses. As part of this cost-cutting strategy we relocated and maintained our core technology to a more cost-effective location.

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

RESULTS OF OPERATIONS

The discussion set forth below relating to results of operations pertains to the comparison of the nine months ended September 30, 2001 and September 30, 2000.

REVENUES. InternetStudios recognized revenues of $147,427 for the period ended September 30, 2001 as compared to $69,885 for the period ended September 30, 2000, both of which were from operating revenues sources. We recognize revenue from our customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system.

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

WEBSITE AND DEVELOPMENT EXPENSES. These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites. Website development costs as of September 30, 2001 were $16,281, none of which was capitalized under EITF 00-02. At September 30, 2000 website development costs were $2,820,462, none of which was capitalized under EITF 00-02. InternetStudios expects to incur additional website development and maintenance expense in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period ended September 30, 2001 were $3,904,472, of which $1,276,980 were non-cash related to stock based compensation. At September 30, 2000 these costs were $6,835,130.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, InternetStudios has financed its operations entirely from private placements. As at September 30, 2001, InternetStudios had $1,887 in cash and cash equivalents as compared to $4,639,957 as at September 30, 2000. Since inception, InternetStudios has had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $1,180,369 for the nine months ended September 30, 2001 as compared to $12,019,986 for the nine months ended September 30, 2000.

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

In this quarter, an executive officer of our company repaid $50,000 of monies loaned from the Company.

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

Two former employees of OnlineFilmSales.com, LLC filed claims with the Labor Commissioner in the State of California. The first made a claim against InternetStudios with the Labor Commissioner's office on April 25, 2001 even though she was never directly employed by InternetStudios. The former employee alleged non-payment of wages plus interest and penalties. On July 10, 2001, she received an "Order, Decision or Award" (sic) from the Labor Commissioner against InternetStudios in the amount of $11,328.09. As of July 25, 2002, no payments have been made to this employee.

The second former employee filed his initial claim with the Labor Commissioner's office against InternetStudios and OnlineFilmSales.com, LLC on August 24, 2001 alleging non-payment of wages plus expenses, interest and penalties. On May 29, 2002, the former employee received an "Order, Decision or Award" (sic) from the Labor Commissioner against InternetStudios and OnlineFilmSales.com, LLC in the amount of $26,578.24. As of July 25, 2002, no payments have been made to this employee.

On or about September 5, 2001, Total Creative, Inc. filed a complaint in the Superior Court of Los Angeles against OnlineFilmandTVSales.com, Inc. for money allegedly due for work and services allegedly supplied by the claimant. On November 27, 2001, the claimant received a Default Money Judgement in the amount of $34,531.49. As of July 25, 2002, no payment has been made to Total Creative.

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

None.

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