Form 10-Q/A
period 2001-09-30
INTERNETSTUDIOS COM INC
filed 2002-07-26
CIK 1094365

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

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

BALANCE SHEETS
	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,887	$700,068
Restricted cash	-	435,000
Taxes recoverable	19,882	55,685
Accounts receivable	2,924	57,318
Loans receivable from related party (Note 7)	790,554	535,217
Prepaid expenses	-	138,096

	815,247	1,921,384

WEBSITE DEVELOPMENT COSTS	2,639,668	2,779,668
COMPUTER EQUIPMENT AND FURNITURE	-	993,942
	2,639,668	3,773,610
Less - accumulated depreciation and amortization	(1,058,502)	(786,762)

	1,581,166	2,986,848

LOANS RECEIVABLE (Note 6)	831,088	759,065
DEPOSITS AND OTHER	-	96,933
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $8,194,621 in 2000 (Note 3)	-	20,004,337

	$3,227,501	$25,768,567

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,642,355	$976,270
Loans payable	615,803	-
Due to related parties	17,908	-
Deferred revenue	83,750	148,626

2,359,816	1,124,896
CONVERTIBLE LOAN	199,159	-

2,558,975	1,124,896

STOCKHOLDERS' EQUITY (Note 8)
Common stock, $.001 par value, 100,000,000 shares authorized
 16,414,844 shares issued and outstanding (2000 - 15,658,044 shares) (/R>	1,643	1,567
Additional paid-in capital	65,250,792	66,131,524
Deferred compensation	(379,168)	(2,536,804)
Deficit accumulated during the development stage	(64,204,741)	(38,952,616)

Total Stockholders' Equity	668,526	24,643,671

$3,227,501	$25,768,567

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


Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. These steps include expense reductions in staffing, marketing and consulting, as well as a significant decrease in operating costs as a result of completion of website development costs.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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