Form 10-K
period 2001-12-31
INTERNETSTUDIOS COM INC
filed 2002-07-29
CIK 1094365

This Form 10-K is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2001
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-27363

INTERNETSTUDIOS.COM, INC. (Exact name of Registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	134009696 (I.R.S. Employer Identification No.)
1351 4th Street, Suite 227 Santa Monica, CA (Address of principal executive offices)	90401 (Zip Code)

Registrant's telephone number, including area code 888.784.6166

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, $0.0001 par value (Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

4,195,495 common shares @ $0.30(1) = $1,258,648.50
(1) Average of bid and ask closing prices on July 25, 2002.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

4,308,605 common shares issued and outstanding as of July 25, 2002

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to CDN$ refer to Canadian dollars.

As used in this annual report, the terms "we", "us", "our", and "InternetStudios" mean InternetStudios.com, Inc. and our wholly-owned subsidiaries, unless otherwise indicated.

Business Development - General

InternetStudios.com, Inc. was incorporated in Nevada on April 14, 1998 under the name The Enterprise, Inc. For a period of time prior to December 14, 1998, we were engaged in the word processing business. We changed our name to eHealth.com, Inc. in anticipation of acquiring a license to software technology for the health industry, which acquisition was never consummated. Effective September 21, 1999, we changed our name to InternetStudios.com, Inc. Since that date, InternetStudios has been in the business of providing web-based solutions for the entertainment industry. We own a proprietary online platform and database to transact film and television rights. With this technology, we have focused on the development and marketing of our website at www.onlinefilmandtvsales.com.
Subsidiaries	Jurisdiction of Incorporation	Date of Incorporation	Percentage of Securities Owned
OnlineFilmSales.com, LLC(1)	Delaware	March 8, 2000	100% by InternetStudios
ReporterTV.com, LLC(2)	Delaware	March 8, 2000	75% by OnlineFilmSales. com, LLC
StudioBuzz.com, LLC(3)	Delaware	March 17, 2000	50% by OnlineFilmSales. com, LLC
OnlineFilmandTVSales.com, Inc. (4)	California	April 12, 2000	100% by InternetStudios
InternetStudios UK Limited(5)	United Kingdom	February 21, 2000	100% by InternetStudios
InternetStudios Entertainment Finance(6)	British Columbia	June 29, 2000	100% by InternetStudios

(1) We conduct our business through our wholly owned subsidiary, OnlineFilmSales.com, LLC. This entity owns 100% of the membership interests of Online Films, LLC, a private Delaware limited liability company which originated our business of compiling an online database of filmed entertainment and facilitating a digital marketplace targeted at the entertainment industry. Online Films, LLC is currently inactive.

(2) ReporterTV.com, LLC is a Delaware Limited Liability Company. OnlineFilmSales.com, LLC holds 75% of the economic interest in this company and has a 100% voting interest. ReporterTV.com, LLC is currently inactive and OnlineFilmSales.com, LLC is in the process of winding up its operations.

(3) StudioBuzz.com, LLC is a Delaware Limited Liability Company. OnlineFilmSales.com, LLC holds 50% of the economic interest in this company and has a 100% voting interest. StudioBuzz.com, LLC is an inactive company and OnlineFilmSales.com, LLC is in the process of winding up its operations.

(4) OnlineFilmandTVSales is a California Corporation. Pursuant to an Agreement and Plan of Merger dated May 5, 2000, by and among InternetStudios, OnlineTVSales.com Inc., TAMNW Inc. and itstv.com, we acquired all the capital stock of itstv.com. Itstv.com was a web-based resource for television programming. On November 16, 2000, OnlineTVSales.com, Inc. changed its name to OnlineFilmandTVSales.com, Inc. Its operations were merged with those of OnlineFilmSales such that the digital online market place became available at www.onlinefilmandtvsales.com and/or www.oftvs.com. As OnlineFilmandTVSales.com, Inc. is an inactive company, InternetStudios is in the process of winding it up.

(5) On February 21, 2000, InternetStudios formed InternetStudios.com UK Limited, a private limited liability company incorporated in England. InternetStudios.com UK amended its name to InternetStudios UK Limited on September 25, 2000, has no employees and does not carry on business. InternetStudios has filed to have this company wound up.

(6) On June 29, 2000, InternetStudios formed InternetStudios Entertainment Finance ("IEF") to provide interim financing for the production of filmed entertainment projects with budgets between $2 million and $8 million. The operations of IEF have been significantly curtailed as a result of a lack of available financing.

ONLINEFILMSALES.COM, LLC

OnlineFilmSales.com, LLC is a manager-managed limited liability company formed in Delaware. Except for matters as to which the approval of the members is required by Delaware law, the manager of OnlineFilmSales has full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of OnlineFilmSales. OnlineFilmSales has one manager, InternetStudios. The manager of OnlineFilmSales is elected by the affirmative vote or written consent of the holders of a majority of all voting interests of Class A members of OnlineFilmSales.

Effective March 28, 2000, substantially all of InternetStudios' assets were contributed (the "Asset Contribution") to OnlineFilmSales. Included in the Asset Contribution were (i) InternetStudios' 91.847% membership interest in Online Films, LLC so that Online Films, LLC became a subsidiary of OnlineFilmSales, and (ii) a Secured Promissory Note, originally issued on November 12, 1999 (as amended several times and having a final principal balance of $2,025,000), by MediaChase Ltd., a Delaware corporation in favor of InternetStudios (the "MediaChase Note"). Excluded from the Asset Contribution to OnlineFilmSales were all trademarks, trade names, and domain names containing "InternetStudios.com" or "InternetStudios" and all associated goodwill, InternetStudios' equity interest in InternetStudiosUK Limited, and InternetStudios' rights under a Letter of Intent dated March 15, 2000 with TAMNW, Inc. (as discussed below). In exchange for the Asset Contribution, OnlineFilmSales issued to InternetStudios all of the Class A membership interests in OnlineFilmSales.

Concurrently with the Asset Contribution, two members of InternetStudios' then management also made contributions to OnlineFilmSales in exchange for Class B membership interests in OnlineFilmSales. Heidi Lester, the then Chief Executive Officer of InternetStudios, contributed to OnlineFilmSales an 8.153% interest in Online Films and Steve Fredericks, the then Acting President and Chief Financial Officer of InternetStudios, contributed all of his interest in certain agreements relating to the development of a digital production center and a related digital training program for artists and producers in the People's Republic of China. As a result of the contribution to OnlineFilmSales of Heidi Lester's membership interest in Online Films, LLC, Online Films LLC became a wholly owned subsidiary of OnlineFilmSales.

The holders of Class B membership interests in OnlineFilmSales were entitled to convert their interests into shares of InternetStudios' common stock at any time. Steve Fredericks converted 39.15% of his Class B Membership Interest into 7,829 shares of InternetStudios' common stock on March 30, 2001 and Heidi Lester's Class B Membership Interest was converted into 30,000 shares of InternetStudios' common stock on May 29, 2001.

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

In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 12,500 shares of InternetStudios' common stock, MediaChase (i) entered into a Consulting Agreement with each of OnlineFilmSales and StudioBuzz.com, LLC, (ii) contributed certain assets to ReporterTV and StudioBuzz.com, LLC, and (iii) contributed to OnlineFilmSales (a) a 75% membership interest in ReporterTV and (b) a 100% voting interest and 50% economic interest in StudioBuzz.com, LLC. Pursuant to the terms of the Limited Liability Agreement with ReporterTV ("RTV Agreement"), MediaChase had a one-time right to repurchase all or any part of a 25% membership interest in ReporterTV, upon the payment of certain sums to ReporterTV on or before January 31, 2001, which payment of sums did not occur.

Pursuant to the terms of the RTV Agreement, OnlineFilmSales is not obligated to fund ReporterTV for amounts over and above a defined contribution cap of $1,650,000, which contribution was provided by OnlineFilmSales. Additionally, pursuant to the terms of the RTV Agreement, OnlineFilmSales has no ongoing financial obligation to ReporterTV and is entitled to look to MediaChase to provide financing for the company. As no financial resources were made available to fund the ongoing operations of the company, ReporterTV's activities ceased during fiscal year 2001, and the company has not been operational since May 15, 2001.

BUSINESS STRATEGY

Through our online platform, www.oftvs.com, we provide an enterprise solution complete with transactional capabilities for the licensing of filmed entertainment, complementary technology to track such transactions, and relevant and timely industry data and information. This yields multiple revenue streams including:

- Hosting fees for maintaining audiovisual and ancillary marketing materials on our website;

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

- brand recognition;

- selection;

- variety of value-added services;

- ease of use, site content;

- user and advertiser fulfillment;

- reliability;

- quality of search tools;

- customer service; and

- technical expertise.

Historically, key competitors have included: FilmFinders.com, Reeplay.com, FilmBazzaar.com, ScreenExchange.com, ShowBizData.com, Tivix.com, Hollywood Software Inc., and Jaguar Consulting. The operational status of these companies is unknown. However, there can be no assurance that our competitors will not develop services that are superior to ours or achieve greater market acceptance. Our failure to provide services that achieve success in the short term could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, we compete with filmed entertainment rights transaction venues such as film festivals, subscription databases and trade magazines. The online venues competing with us may be acquired by, receive investments from, or enter into other commercial relationships with, larger, more established and more adequately financed companies as the use of the Internet and other online services increases. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

TECHNOLOGY

The InternetStudios technology platform has been designed to support rapid, scalable deployment of buyer and seller services both online and offline to enhance the value for our customers which can range in size from small to large companies. Our platform creates value for our customers by saving costs and increasing sales of filmed entertainment.

Through December 31, 2001, InternetStudios expended approximately $16,281 on its rights platform and transaction system and website development. It is not expected that any significant additional investment is required in this area to allow the platform to support richer functionality with the products or the addition of more products.

All production equipment is co-located at the NetNations Data Center in Vancouver, BC and is monitored 24 hours a day by the NetNations Operations Center. Secondary support to the production environment is provided by contracted solutions providers that work in-house at our Vancouver office.

InternetStudios applies industry standards and best practices by using Microsoft's scalable Distributed Network Architecture with built in redundancy and fail over capabilities. The system platforms/environments are Microsoft Windows 2000 / NT based. All database applications are written / designed in MS SQL*Server 7.0. InternetStudios also uses various Microsoft development tools/ software packages. In addition, it uses a number of other programs from vendors such as Macromedia & Adobe.

InternetStudios uses Tape Library backup systems in the operational development environment as well as in the production environment. We are currently employing a combined full/incremental backup scheme to ensure reliable and timely backup and recovery.

InternetStudios will continue to devote resources to develop its technology infrastructure. Our future success will depend on our ability to upgrade our technology, adapt our services to evolving industry standards and continually improve the performance, features and reliability of our service.

InternetStudios will continually look to expand and stabilize the performance of its web servers, optimize the performance of its network servers and ensure the stable performance of its entire network. InternetStudios may not be successful in its ongoing efforts to upgrade its systems, or if it does successfully upgrade its systems, InternetStudios may not do so on time and within budget.

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

InternetStudios® became a registered mark with the United States Trademark and Patent Office's Supplemental Registry effective April 2, 2002. We are also the owner of the Certified Registered Trademark "ReporterTV" (Certificate #2499714) as of October 23, 2001. In addition, InternetStudios owns the following domain names: internetstudios.com, onlinefilmsales.com, onlinefilmandtvsales.com, and oftvs.com.

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

STRATEGIC ALLIANCES

In March 2002, we entered into a marketing partnership with DISCOP to develop an enterprise version of our OnlineFilmandTVSales platform. DISCOP is managed by Key3Media East, a division of the Key3Media Group, Inc. InternetStudios was chosen exclusively by DISCOP to create and develop the look of the site called Discop+.

Discop+ will provide broadcasters, distributors and buyers of television content with an online marketplace in which to preview, select, and acquire television programming in a secure environment. The target markets to be served by the DISCOP+ solution are estimated to be worth between US$300 and US$500 million per year.

RISK FACTORS

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

We are an early stage company which is primarily involved in providing transactional capabilities for the licensing of filmed entertainment, complementary technology for tracking such transactions and industry data and information. We are involved in a relatively new business, having launched our website on May 10, 2002, and as a result, we do not have a historical record of sales and revenues nor an established business track record from the operation of our business.

To December 31, 2001, we have incurred regular operating losses and have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully develop our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain a brand name for our website and to attract new and maintain old users of our website.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our website to be profitable. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2001 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Item 2. Description of Property.

Pursuant to a three year lease commencing on November 1, 1999, InternetStudios leases offices for its executive offices at 1351 4th Street, Suite 227, Santa Monica, California at a base rent of $8,000 (CDN$12,281) per month. We are currently in negotiation with the landlord to terminate this lease. After this lease is terminated, we intend to relocate our executive offices to more suitable premises in Los Angeles.

InternetStudios also leases office space at 1040 Hamilton Street, Vancouver, British Columbia pursuant to a three-year lease entered into on March 1, 2000. The monthly rental is $2,749 (CDN$4,218) for the period commencing March 1, 2000 and ending February 28, 2001 and $2,838 (CDN$4,354) for the period commencing March 1, 2001 and ending February 28, 2003, plus all operating costs.

From March 28, 2000 to November 30, 2001 InternetStudios leased an office at 1400 Cahuenga Boulevard in Hollywood, California at a rental rate of $17,500 per month. Effective November 30, 2001, this lease was terminated.

Beginning September 1, 2000, InternetStudios UK Limited leased office space at 6/7 D'Arblay Street, London, England. The initial rent was $76,960 ($52,500 British pounds) per year and the lease was for a term of six (6) years ending on August 31, 2006. As InternetStudios UK Limited is inactive and is in the process of being wound up, we are currently in negotiation with the landlord to terminate the lease.

Item 3. Legal Proceedings.

Other than set out below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On or about September 1, 2000, Steven J. Fredericks, our former acting President and Chief Financial Officer, brought an action in the Los Angeles Superior Court against our company and certain of our senior management alleging that he was wrongfully discharged from his employment with InternetStudios. As of December 31, 2001, this matter was unresolved. However, the matter was referred to our insurance carrier who participated in settling the matter in April 2002 for $70,000. The insurance carrier agreed to pay $60,000 of the settlement amount as well as cover all attorney and legal fees incurred by InternetStudios. We agreed to pay the remaining $10,000 of which $5000 has been paid as of July 25, 2002.

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

On November 5, 2001, we agreed to an Arbitration Award, from the American Arbitration Association, in favor of Sitrick and Company in the sum of $42,000 on the condition that the Award not be confirmed or entered as a judgement in California or any other jurisdiction until after February 5, 2002. We are currently in negotiation with Sitrick and Company to reach an amicable resolution of Sitrick's claim for money owed and there are no plans to have the Award entered as a judgement.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of InternetStudios during the quarter ended December 31, 2001.

Effective March 22, 2002, a majority of our shareholders voted to increase our authorized capital from five million (5,000,000) to one hundred million (100,000,000) shares of common stock with a par value of $0.0001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On December 6, 2001, we effected a twenty (20) for one (1) reverse stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital decreased from 100,000,000 to 5,000,000 shares of common stock with a par value of $0.0001.

Effective March 22, 2002, a majority of our shareholders voted to increase our authorized capital from five million (5,000,000) to one hundred million (100,000,000) shares of common stock with a par value of $0.0001.

On August 17, 1998, our common stock began trading on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Enterprise Inc" and under the symbol "ETPS".. On April 7, 1999, the symbol was changed to "EHLC", and on September 23, 1999, the symbol was changed to "ISTS". Our common stock was removed from the OTCBB on September 27, 2001 and has been quoted on the quotation system operated by the Pink Sheets LLC since that date. On December 6, 2001, InternetStudios' common stock began trading under the symbol "ISTO". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2000 and 2001. The bid information was obtained from BigCharts.com and reflects interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2000
	High(1)	Low(1)
Quarter Ended March 31, 2000	$448.00	$108.00
Quarter Ended June 30, 2000	$380.00	$260.00
Quarter Ended September 30, 2000	$260.00	$140.00
Quarter Ended December 31, 2000	$140.00	$92.00

FISCAL YEAR ENDED DECEMBER 31, 2001(1)
	High(1)	Low(1)
Quarter Ended March 31, 2001	$92.00	$35.60
Quarter Ended June 30, 2001	$48.00	$14.00
Quarter Ended September 30, 2001	$16.00	$0.80
Quarter Ended December 31, 2001	$0.60	$0.01

(1) On December 6, 2001, we effected a 20 for 1 reverse split of our common stock, as a result all stock prices have been adjusted on a post-split basis.

On July 25, 2002, the closing price for the common stock as reported by the quotation service operated by the Pink Sheets LLC was $0.30.

As of July 25, 2002, there were approximately 58 holders of record of our common stock. As of such date, 4,308,605 common shares were issued and outstanding.

Dividends

We currently intend to retain any earnings for use in our business and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended December 31, 2001.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the four years ended December 31, 2001 is derived from our consolidated financial statements which were examined by our independent auditor. The information set forth below should be read in conjunction with our Consolidated Financial Statements (including related notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data is presented in United States dollars.

Selected Consolidated Financial Data
(Stated in U.S. dollars)

Fiscal Year Ended December 31

	2001	2000	1999	1998
Revenue	$82,555	$137,736	$ -	$ -
Direct Costs
Selling, general and administrative	4,997,848	20,629,094	2,730,811	16,137
Amortization	5,452,290	8,370,325	-	-
Loss on disposition of furniture and equipment	544,523	-	-	-
Lawsuit settlements	132,500	-	-	-
Impairment provision for goodwill	15,462,534	-	-	-
Net income (loss)	(26,853,427)	(36,205,66)	(2,730,811)	(16,137)
Net income (loss) per share	(32.72)	(48.20)	(6.40)	(0.22)
Total assets	2,354,774	25,768,567	14,151,685	31,025

The assets of Online Films, LLC are included in the total assets. The loss from continuing operations includes the losses of Online Films, LLC since October 1, 1999.

Item 7. Management's Discussion and Analysis

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

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

RESULTS OF OPERATIONS

The discussion set forth below relating to results of operations pertains to the comparison of the fiscal year ended December 31, 2001 and the period from April 1998 (incorporation) to December 31, 2000.

REVENUES. InternetStudios has recognized revenues to date of $220,921, all of which are from operating revenues sources. We recognize revenue from our customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system.

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

WEBSITE AND DEVELOPMENT EXPENSES. These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites. Website development costs as of December 31, 2000 were $9,536,992 of which $2,639,668 were capitalized under EITF 00-02 and $4,750,000 were recorded as a non-cash cost related to stock based compensation. At December 31, 2001 website development costs were $16,281, none of which were capitalized under EITF 00-02. InternetStudios expects to incur additional website development and maintenance expense in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period from inception and ended December 31, 2000 were $22,013,775 of which $10,925,152 were non-cash related to stock based compensation. At December 31, 2001 these costs were $4,852,157.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, InternetStudios has financed its operations entirely from private placements. On December 31, 2001, InternetStudios had no cash or cash equivalents. Since inception, InternetStudios has had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $17,826,035 for the period from inception and ended December 31, 2000, and $18,182,843 for the period ended December 31, 2001.

As of March 29, 2000, 950,000 shares of common stock were issued for $10 per share to an unrelated third party, U.S.-based investor. This offering was done pursuant to Regulation D. As of April 5, 2000, an additional 480,000 shares of common stock were issued for $10 per share to four unrelated third party, non U.S. investors for a total offering price of $4,800,000. This offering was done pursuant to Regulation S. As of April 10, 2000, an additional 15,000 shares of common stock were issued for $10 per share to an unrelated third party non U.S. investor. A finder's fee of 4% was paid pursuant to this offering.

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

On February 19, 2001, we received funding from an unrelated third party in the form of a secured loan in the amount of $425,000. This same unrelated third party loaned our company an additional $30,000 on April 20, 2001.

Throughout the third and fourth quarters of 2001, our management loaned funds to interim finance the corporate activities of InternetStudios. Additionally, one executive officer of our Company repaid $104,908 of monies loaned from the Company.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this annual report, we have utilized substantially all of our available funding. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

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

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our website to be profitable. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2001 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Plan of Operation

Our primary objective over the twelve months ending December 31, 2002 will be to implement an aggressive sales and marketing program in connection with the OnlineFilmandTVSales.com website service. We plan to achieve a critical mass of product listing for buyers and sellers to transact business using OFTVS technology as well as offer "private-label" enterprise solutions for larger industry players through the customization of the OFTVS platform.

Our strategy is to continue to enhance www.onlinefilmandtvsales.com's functionality through new feature development to meet the continually changing requirements of our customers. At the same time, we plan to complete development of an off-line filmed entertainment catalogue management system, which communicates with the OFTVS software. Additionally, we intend to assemble a major library of filmed content by expanding the number of copyrights and distribution rights that InternetStudios owns, represents or brokers, which will generate growth and annuity income.

SALES AND MARKETING

Since the acquisition of Online Films, InternetStudios' management team has focused on marketing and public relations efforts to attract vendors to list their filmed entertainment rights on the OnlineFilmandTVSales.com website. InternetStudios believes that much of the awareness of the OnlineFilmandTVSales.com website will be generated by attendance at film festivals, entertainment industry forums and other events.

InternetStudios intends to generate additional brand awareness from specific promotional activities such as:

- setting up promotional booths and kiosks at major and minor film festivals; and

- entering into relationships with other websites to place links on their sites to the OnlineFilmandTVSales.com website.

InternetStudios expects to hire sales personnel as demand increases.

To date, InternetStudios has used a combination of online and offline advertising to generate awareness of InternetStudios and OFTVS. This expense was significant in fiscal 2001 as we built brand awareness in the industry. However, this type of expense will be reduced in 2002-2003 as industry acceptance is achieved. In 2002, we intend to establish a customer relations center that will assist clients of OFTVS as well as aggressively market programming on the system to end-users worldwide.

In addition, we intend to focus on a number of key initiatives in order to increase the revenues in the digital marketplace:

Cross-Pollination: Finding new buyers for product, especially video and DVD buyers to TV product, and bringing Feature Films directly to end-user broadcasters, circumventing middlemen.

Customer service: We will focus on localization, through a variety of methods. Instructing, responding to needs, and integrating with businesses in Latin America, Asia and Australia.

Teaching buyers how and why: OFTVS will conduct more one-on-one training, especially as we roll out functionality.

Signing & teaching sellers: To create volume as well as more exclusivity and lead product

Ancillary Revenue through Data Sales and Fee For Service: Available from the sale of OFTVS' data, especially Pre-Sale Information.

Constant updating of users' data. We are actively enhancing our customer relation management systems.

More & richer Global Directory data/Calendar/TV: To build more activity on the site.

Presenting instructions & descriptions in foreign languages.

Extensive E-marketing initiatives based on the existing templates.

Producers Site: Providing Application Service Provider services to targeted, knowledgeable producers to market and pre-sell directly to end-users. Revenue on transaction and fee for service sales.

Focus on Catalogues of Studios & Defunct Libraries.

Focus on Niche and Specialty Broadcasters: Take advantage of the growth of Niche & Specialty stations/broadcasters, with smaller audiences with smaller budgets but with equivalent needs in terms of hours.

Assuring a strong presence at film festivals, entertainment industry forums and other events to service existing clients and sign new contracts and register new buyers will generate ongoing awareness of the OnlineFilmandTVsales.com Web site. Our executives intend to provide sales and marketing expertise and the most comprehensive information and complete catalogue of film and TV product in the world.

EMPLOYEES

As of July 25, 2002, InternetStudios had 6 full time employees with 4 in the area of corporate administration and 2 in sales and marketing. We also have 7 independent contractors providing product development services, management consulting services and capital raising services. Over the 12 months ending December 31, 2002, we plan to expand our total number of permanent employees in these same departments as required.

PURCHASE OR SALE OF EQUIPMENT

We do not anticipate that we will spend any significant amount on equipment for our present or future operations over the twelve months ending December 31, 2002. However, we will continue to purchase computer hardware and software, as needed, for our ongoing operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Data
Fiscal 2001	1st Quarter Fiscal 2001	2nd Quarter Fiscal 2001	3rd Quarter Fiscal 2001	4th Quarter Fiscal 2001	Fiscal 2001
Revenues	$60,930	$-	$21,625	$-	$82,555
Net income (loss) for the period	$(5,739,800)	$(18,732,613)	$(779,712)	$(1,601,302)	$(26,853,427)
Net income (loss) per share	$(7.40)	$(23.60)	$(1.00)	$(1.96)	$(32.72)

Fiscal 2000	1st Quarter Fiscal 2000	2nd Quarter Fiscal 2000	3rd Quarter Fiscal 2000	4th Quarter Fiscal 2000	Fiscal 2000
Revenues	$-	$5,355	$64,530	$67,851	$137,736
Net income (loss) for the period	$(15,368,356)	$(9,098,018)	$(9,192,639)	$(2,546,655)	$(36,205,668)
Net income (loss) per share	$(22.80)	$(12.00)	$(11.80)	$(3.20)	$(45.00)

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated May 31, 2002

Consolidated Balance Sheets as at December 31, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 14, 1998 (incorporation) to December 31, 2001

Consolidated Statements of Cash Flows for the year ended December 31, 2001 and for the period from April 14, 1998 (incorporation) to December 31, 2001

Summary of Significant Accounting Policies

Notes to the Consolidated Financial Statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LABONTE & CO.
CHARTERED ACCOUNTANTS

1205 - 1095 West Pender Street
Vancouver, B.C. Canada
V6E 2M6
Telephone (604) 682-2778
Facsimile (604) 689-2778
Email rjl@labonteco.com
AUDITORS' REPORT

To the Stockholders and Board of Directors of Internetstudios.com, Inc.

We have audited the consolidated balance sheet of Internetstudios.com, Inc. as at December 31, 2001 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The financial statements as at December 31, 2000 and for the year then ended were audited by other auditors who rendered an unqualified opinion in their report dated April 14, 2001.

/s/ Labonte & Co.
CHARTERED ACCOUNTANTS

Vancouver, B.C.
May 31, 2002

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated May 31, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

/s/ Labonte & Co.
CHARTERED ACCOUNTANTS

Vancouver, B.C.
May 31, 2002

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
	December 31, 2001	December 31, 2000

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -	$700,068
Restricted cash	-	435,000
Taxes recoverable	24,305	55,685
Accounts receivable	969	57,318
Loans receivable from related party (Note 7)	373,679	535,217
Prepaid expenses	-	138,096
	398,953	1,921,384
WEBSITE DEVELOPMENT COSTS	2,639,668	2,779,668
FURNITURE AND EQUIPMENT	-	993,942
	2,639,668	3,773,610
Less - accumulated depreciation and amortization	(1,278,408)	(786,762)
	1,361,260	2,986,848

LOANS RECEIVABLE (Note 6)	594,561	759,065
DEPOSITS AND OTHER	-	96,933
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $8,194,621 in 2000 (Note 3)	-	20,004,337

	$2,354,774	$25,768,567

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$4,428	$ -
Accounts payable and accrued liabilities	2,157,435	976,270
Loans payable	632,153	-
Due to related parties	10,000	-
Deferred revenue	-	148,626
	2,804,016	1,124,896
CONVERTIBLE LOANS (Note 8)	199,159	-
	3,003,175	1,124,896

STOCKHOLDERS' EQUITY (DEFICIT) (Note 9)
Common stock, $.0001 par value, 5,000,000 shares authorized
820,742 shares issued and outstanding (2000 - 782,902 shares)	1,643	1,567
Additional paid-in capital	65,250,791	66,131,524
Deferred compensation	(94,792)	(2,536,804)
Deficit accumulated during the development stage	(65,806,043)	(38,952,616)

Total Stockholders' Equity (Deficit)	(648,401)	24,643,671

	$2,354,774	$25,768,567

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2001	Year ended December 31, 2000	April 14, 1998 (inception) to December 31, 2001

REVENUE	$82,555	$137,736	$220,291

OPERATING EXPENSES
General and administrative	4,770,787	20,629,094	26,710,464
Sales and marketing	222,061	2,780,920	3,129,457
Amortization of goodwill	4,541,803	7,592,773	12,737,424
Amortization of website development costs	910,487	445,698	1,356,185
Website development costs	16,281	5,678,683	6,327,907
	10,461,419	37,127,168	50,261,437
Loss from operations	(10,378,864)	(36,989,432)	(50,041,146)
Other income (expenses)
Interest income, net of interest expense	37,049	277,514	240,465
Minority interest in loss of subsidiary	-	506,250	506,250
Loss on impairment of loans receivable	(309,832)	-	(309,832)
Loss on disposal of furniture and equipment	(544,523)	-	(544,523)
Loss on impairment of goodwill	(15,462,534)	-	(15,462,534)
Loss on write off of website development costs	(62,223)	-	(62,223)
Loss on settlement of lawsuits	(132,500)	-	(132,500)

NET LOSS FOR THE PERIOD	$(26,853,427)	$(36,205,668)	$(65,806,043)

BASIC NET LOSS PER SHARE	$(32.72)	$(48.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	820,731	749,645

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2001	Year Ended December 31, 2000	April 14, 1998 (inception) to December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES	$ (26,853,427)	$ (36,205,668)	$ (65,806,043)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	5,586,469	8,370,325	14,509,602
Bad debts	46,087	-	46,087
Loss on disposal of furniture and equipment	544,523	-	544,523
Loss on impairment of goodwill	15,462,534	-	15,462,534
Loss on write-off of website development costs	62,223	-	62,223
Loss on impairment of loans	309,832	-	309,832
Compensation expense related to stock and stock options	1,561,356	10,925,152	12,486,508
Minority interest in loss of subsidiary	-	(506,250)	(506,250)
Stock based website development expense	-	3,185,882	3,185,882
Changes in operating assets and liabilities:
Restricted cash	435,000	(435,000)	-
Accounts receivable	10,262	(57,318)	(47,056)
Taxes recoverable	31,380	(37,722)	(6,342)
Prepaid expenses	138,096	369,149	(117,685)
Deposits and other	96,933	-	-
Accounts payable and accrued expenses	1,178,663	444,817	1,693,342
Deferred revenue	(148,625)	148,625	-

CASH USED IN OPERATING ACTIVITIES	(1,538,694)	(13,798,008)	(18,182,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment for cash	(23,324)	(2,133,841)	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	(1,531,192)	(1,532,192)
Incorporation costs	-	-	(1,000)
Acquisition of itsTV.com	-	(232,274)	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759
Increase in deposits and other	-	(96,933)	-

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(23,324)	(3,994,240)	(3,620,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	4,428	-	4,428
Loans receivable	26,210	150,507	(1,251,609)
Loans payable	632,153	-	632,153
Convertible loan payable	199,159	-	199,159
Net proceeds on sale of common stock	-	17,680,685	22,218,985

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	861,950	17,831,192	21,803,116

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(700,068)	38,944	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	700,068	661,124	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$700,068	$ -

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE PERIOD APRIL 14, 1998 (INCEPTION) TO DECEMBER 31, 2001

	Number of shares	Amount	Deferred compensation	Additional paid in capital	Deficit accumulated during the development stage	Total

Common stock issued for cash	7,117,200	$712	$ -	$37,558	$ -	$38,300
Net loss for the period	-	-	-	-	(16,137)	(16,137)

Balance at December 31, 1998	7,117,200	712	-	37,558	(16,137)	22,163
Common Stock issued for acquisition of Online Films LLC	5,632,800	563	-	11,828,317	-	11,828,880
Common Stock issued for cash pursuant to Regulation S offering	562,500	56	-	4,499,944	-	4,500,00
Net loss for the year ended December 31, 1999	-	-	-	-	(2,730,811)	(2,730,811)

Balance at December 31, 1999	13,312,500	1,331		16,365,849	(2,746,948)	13,620,232
Common Stock options granted for services, net of cancellations	-	-	(5,019,895)	5,019,895	-	-
Amortization of deferred compensation	-		2,483,091		-	2,483,091
Common Stock issued for cash pursuant to Regulation S offering	437,500	44	-	3,499,956	-	3,500,000
Exercise of employee stock options	66,044	7	-	842,054	-	842,061
Common stock issued for cash pursuant to Regulation D offerings, net of costs	1,445,000	145	-	14,180,685	-	14,180,830
Common stock issued for acquisition of itstv.com	120,000	12	-	1,859,988	-	1,860,000
Common stock warrants issued for acquisition of itstv.com	-	-	-	1,119,375	-	1,119,375
Common stock issued for services	27,000	3	-	(3)	-	-
Acquisition of minority interest in OnlineFilmSales.com	-	-	-	11,400,000	-	11,400,000
Common stock equity interest issued for services	-	-	-	7,600,000	-	7,600,000
Conversion of LLC membership	250,000	25	-	4,243,725	-	4,243,750
Net loss for the year ended December 31, 2000	-	-	-	-	(36,205,668)	(36,205,668)

Balance at December 31, 2000	15,658,044	1,567	(2,536,804)	66,131,524	(38,952,616)	24,643,671
Conversion of Class B Membership	156,800	16		(16)	-	-
Conversion of Class B Membership	600,000	60		(60)	-	-
Amortization of deferred compensation	-	-	1,561,356	-	-	1,561,356
Reversal of deferred compensation	-	-	880,656	(880,657)	-	(1)
20 to 1 Rollback	(15,594,102)	-	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	(26,853,427)	(26,853,427)

Balance at December 31, 2001	820,742	$1,643	$(94,792)	$ 65,250,791	$(65,806,043)	$(648,401)

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 1 - DESCRIPTION OF BUSINESS

InternetStudios.com, Inc. owns four subsidiaries: OnlineFilmSales.com LLC, InternetStudios UK, Ltd., InternetStudios Entertainment Finance, Inc., and OnlineFilmandTVSales.com, Inc. (inactive); in turn, OnlineFilmsSales.com, LLC owns membership interests in two inactive limited liability companies, ReporterTV.com LLC and StudioBuzz.com LLC (collectively, "the Company") The Company is in the business of the management, marketing and delivery of digital filmed entertainment. The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of December 31, 2001, the Company had a working capital deficiency of $2,405,063 and commencing in June 2001 significantly reduced the scope of operations due to the lack of operating capital.

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

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is recorded using accelerated methods over useful lives of three to five years. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate the carrying amount of assets may not be recoverable. During the second quarter of 2001 the Company disposed of substantially all its furniture and equipment and recorded a full impairment provision for all remaining furniture and equipment.

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

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Convertible securities and stock options were not included in the calculation of weighted average number of shares because the effect would be anti-dilutive. The weighted average number of common shares outstanding for prior periods have been recalculated to take into effect the 20:1 roll-back as described in Note 9.

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

Goodwill

Intangible assets, principally goodwill, are amortized on the straight-line method over a period of 3 years. The carrying amount of intangible assets are assessed for impairment when operating profit from the related business indicates the carrying amount of the assets may not be recoverable. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. Effective June 30, 2001 as a result of the significant reduction in the scope of operations due to the lack of capital the Company recorded a full impairment provision for the unamortized balance of goodwill in the amount of $15,462,534.

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

The holders of Class B membership interests in OnlineFilmSales are entitled to convert their interests into up to 1,000,000 pre-consolidation shares of common stock of the Company at any time. The Class B membership interests will automatically be converted into the Company's common stock upon the occurrence of certain transactions and in any event, on March 28, 2007. Each holder of a Class B membership interest is entitled to receive distributions of cash based upon the amount of all cash which each holder of Class B membership interests would have received in the form of dividends on and proceeds from redemptions of that number of shares of common stock into which such holder's Class B Membership Interest is convertible, if such Class B member had held those shares during the period from such member's admission as a Class B member of OnlineFilmSales to the date of such distribution of cash by OnlineFilmSales. Refer to Note 9.

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

In consideration of the cancellation of the MediaChase Note and the issuance by OnlineFilmSales to MediaChase of Class B membership interests convertible into 250,000 pre-consolidation shares of InternetStudios' common stock, MediaChase (i) entered into a Consulting Agreement with each of OnlineFilmSales and StudioBuzz.com, LLC, (ii) contributed certain assets to ReporterTV and StudioBuzz.com, LLC, and (iii) contributed to OnlineFilmSales (a) a 75% membership interest in ReporterTV and (b) a 100% voting interest and 50% economic interest in StudioBuzz.com, LLC. Pursuant to the terms of the Limited Liability Agreement with ReporterTV ("RTV Agreement"), MediaChase had a one-time right to repurchase all or any part of a 25% membership interest in ReporterTV, upon the payment of certain sums to ReporterTV on or before January 31, 2001, which payments did not occur.

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

NOTE 6 - LOANS RECEIVABLE

During 2000, the Company loaned a total of approximately $761,000 to a film production company. Advances under the loan agreement are collateralized by all of the assets of the production company, bear interest at the prime rate plus 3% and are due on demand. Collectability of these amounts is dependent on the success of the film projects financed. Subsequent to year end the Company assigned this loan to certain creditors in settlement of outstanding debts. Refer to Note 12.

NOTE 7- RELATED PARTY TRANSACTIONS

The Company entered into formal employment or management contracts with four officers of the Company or with consulting firms owned by those officers. Subsequent to June 30, 2001, two officers resigned. The remaining contracts provide for a combined base salary of $384,000 per annum for a three year term ending December 31, 2002 and granting of stock options providing the right to acquire a total of 350,000 pre-consolidation shares of common stock at a pre-consolidation price of $5 per share to be vested over the term of the contracts. The contracts include a severance provision of 150% of base salary which totals $576,000 for these two officers. At December 31, 2001, a total of $288,000 is owing under these contracts.

During 2000, the Company loaned a total of approximately $535,000 to an executive officer of the Company and a film production company owned and managed by this executive officer. Advances under the loan agreement are collateralized by all of the assets of the related company, bear interest at the prime rate plus 3% until March 31, 2001 and are due on demand. Collectability of these amounts is dependent on the success of the film projects financed. During the year ended December 31, 2001 interest and fees of $37,594 were accrued under this loan. Additionally, during the year ended December 31, 2001 the Company assumed loans to this entity from a bank totaling $215,588 and this officer repaid $104,908 of outstanding loans. Due to uncertainty of recovery the Company recorded an impairment provision of $309,832 leaving a balance outstanding at year end of $373,679 which was assigned to creditors subsequent to year end in settlement of outstanding debts of the Company.

NOTE 8 - CONVERTIBLE LOANS

During February 2001 the Company received loans in the aggregate principal amount of $199,159 pursuant to convertible note agreements. These loans are non-interest bearing and are repayable on demand. The convertible note agreement provides the lender the right to convert the outstanding loan into shares of common stock at a price approximating the market price of the Company's shares at the time of notice. Subsequent to year end these loans were converted into 3,487,873 shares of common stock. Refer to Note 12.

NOTE 9 - STOCKHOLDERS' EQUITY

The Company's authorized capital consists of 5,000,000 shares of common stock with a par value of $0.0001 per share. During December, 2001 the Company completed a 20:1 roll-back of outstanding common shares which reduced the number of outstanding shares from 16,414,844 shares to 820,742 shares. On March 22, 2002 the authorized capital was increased to 100,000,000 shares.

During 2001 the Company issued 756,580 pre-consolidation shares of common stock on conversion of Class B membership interests in OnlineFilmSales.com, LLC

In December 1999, the Company's Board of Directors approved a U.S. Stock Incentive Plan for a maximum of 1,000,000 pre-consolidation shares of common stock and a non-U.S. Stock Incentive Plan for a maximum of 500,000 pre-consolidation shares of common stock (collectively "the Plans"), under which it is authorized to issue nonqualified and incentive stock options to key employees and consultants. The options have a term not to exceed 10 years and vest over a period of two to three years. At that time, the Board also approved grants of options for 1,012,500 pre-consolidation shares. The plan was approved by the Company's shareholders in January, 2000.

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

The following table summarizes information about stock option transactions for the year ended December 31, 2001.
	Shares	Weighted Average Exercise Price
Options outstanding
December 31, 2000	677,678	$5.44
Granted	-	-
Exercised	-	-
Expired	(405,678)	$.5.44
20:1 roll-back	(258,700)	-

December 31, 2001	13,300	$100.00

Options exercisable	12,745	$100.00

During the year the Company expensed $1,561,356 of previously deferred stock-based compensation relating to outstanding stock options which vested. In addition, the Company reversed $880,656 in deferred compensation related to stock options which expired prior to vesting.

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

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

During February and March 2002 the Company issued a total of 3,487,873 shares of common stock on conversion of the outstanding convertible loans of $199,159.

Pursuant to settlement agreements executed in May 2002 the Company agreed to assign its outstanding loan receivables of $594,561 from a film production company and $323,679 due from a related party to certain creditors in satisfaction of outstanding debts of approximately $970,000 of which $420,000 is owing to two companies controlled by directors and officers of the Company.

During January 2002 the Directors approved a resolution to issue up to 5,520,000 shares of common stock to directors, officers and employees in settlement of outstanding obligations totaling $315,000.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 9, 2001, Grant Thornton LLP resigned as independent accountants for InternetStudios. On October 9, 2001, InternetStudios' board of directors accepted the resignation of Grant Thornton LLP and approved the change of accountants from Grant Thornton LLP to Labonte & Co., Chartered Accountants.

During InternetStudios' most recent fiscal year, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements audited by Grant Thornton LLP for the last fiscal year contained a modifying paragraph with respect to InternetStudios' ability to continue as a going concern. Aside from this modification, the report on the financial statements audited by Grant Thornton LLP did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to any other uncertainty, audit scope or accounting principles.

InternetStudios has engaged the firm of Labonte & Co., Chartered Accountants as of October 9, 2001. Labonte & Co., Chartered Accountants was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on InternetStudios' financial statements.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Executive directors serve at the discretion of the board of directors and are appointed to serve until the first board of directors meeting following the annual meeting of our shareholders.

As of July 25, 2002, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Position First Held
Robert MacLean	46	Chairman of the Board and Director	September, 1999
Mark Rutledge	42	Vice Chairman, Treasurer, Secretary and Director	September, 1999

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert MacLean, Chairman of the Board of Directors and Director

Mr. MacLean has been Chairman of the Board of Directors and a director of InternetStudios since September 1999, and served as President from September 1999 to December 1999. Mr. MacLean continues to act in an executive capacity for InternetStudios, however he currently has no title or defined responsibility. For the past five years, Mr. MacLean has been an independent producer of filmed entertainment projects. He has produced over twelve independent motion pictures and television movies including such films as CRIMINAL LAW, BRIGHT ANGEL and MAN WITH A GUN. Mr. MacLean also served as head of production at RKO Pictures in Los Angeles and has developed and produced a number of miniseries and movies of the week for ABC, CBS, and HBO. Mr. MacLean began his film career as a documentary filmmaker based in Paris, France where he produced several documentary series including, THE LAST SAILORS and THE GOLD LUST. Mr. MacLean obtained a Bachelor's of Art degree from University of Oregon and a Certificate of Advanced Motion Picture Productions from Banff School of Fine Arts.

Mark Rutledge, Vice Chairman of the Board of Directors, Secretary, Treasurer and Director

Mr. Rutledge has been Secretary, Treasurer, Vice President of Business Affairs and a director of InternetStudios since September 1999. He has a Bachelor of Arts (Honors) and a Bachelor of Laws from University of British Columbia. He was the Vice President of Business Affairs for Northwood Entertainment Corp. from 1997 to August 1999, and was the Vice President of Business Affairs for Movie Vista Productions from 1994 to 1997. As Vice President of those two companies, Mr. Rutledge was responsible for negotiating and preparing contracts for film and television distribution and financing of film and television productions. Prior to these positions, Mr. Rutledge practiced law for six years, specializing in the areas of corporate finance and entertainment law. In addition, Mr. Rutledge produced a number of award winning medical documentaries.

Family Relationships

There are no family relationships between any director or executive officer.

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

- any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

- any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To our knowledge, based solely upon our review of copies of such reports or written representations from certain reporting persons that no Form 5 was required to be filed by those persons, we believe that for the year ended December 31, 2001, all filing requirements applicable to our officers, directors and greater than 10% beneficial shareholders and other persons subject to Section 16(a) of the Securities and Exchange Act of 1934 were complied with.

Item 11. Executive Compensation.

The following table summarizes the compensation of our Chairman of the Board and other officers and directors who received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2001, 2000 and 1999. No other officers or directors received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2001, 2000 and 1999.
		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Robert MacLean (1) Chairman of the Board and Director	2001 2000 1999	$47,691 $192,000 $43,000	$- $50,000 $-	$1,708 $7,200 $-	- - 6,500	- - -	$- $- $-
Mark Rutledge (2) Vice Chairman, Treasurer, Secretary and Director	2001 2000 1999	$40,000 $192,000 $43,000	$- $50,000 $-	$1,200 $7,200 $-	- - 6,800	- - -	$- $- $-
Heidi Lester (3) Former CEO	2001 2000 1999	$46,704 $252,000 $63,000	$- $50,000 $-	$- $7,200 $-	- - -	30,000 - -	$- $- $-
Aline Perry (4) Former President, InternetStudios UK Limited	2001 2000 1999	$28,240 $250,000 $-	$- $50,000 $-	$- $- $-	- - -	- - -	$- $- $-
Robert Beattie (5) Former President, IEF	2001 2000 1999	$45,133 $170,000 $-	$- $50,000 $-	$- $7,200 $-	- - -	- - -	$- $- $-

(1) Mr. MacLean signed a management agreement with the Company the details of which are set out below. This management agreement was terminated by agreement on January 5, 2002. In consideration of the termination of his management agreement, shares will be issued to Mr. MacLean.

(2) Mr. Rutledge signed a management agreement with the Company the details of which are set out below. This management agreement was terminated by agreement on January 5, 2002. In consideration of the termination of his management agreement, shares will be issued to Mr. Rutledge.

(3) Ms. Lester resigned from her position on August 19, 2001.

(4) Ms. Perry resigned from her position on May 15, 2001.

(5) Mr. Beattie resigned from his position on August 27, 2001.

(6) These totals reflect post consolidation amounts.

Stock Option Plan

In December, 1999, our board of directors approved a US Stock Incentive Plan for a maximum of 50,000 common shares and a Non-US Stock Incentive Plan for a maximum of 25,000 common shares, under which we are authorized to issue non-qualified and incentive stock options to key employees and consultants. The options have a term not to exceed 10 years and vest over a period of two to three years. As at December 31, 2001, an aggregate of 13,125 options had been granted under the US Stock Incentive Plan and an aggregate of 20,759 options had been granted under the Non-US Stock Incentive Plan.

On December 6, 2001, we effected a 20 for 1 reverse split of our common stock. The numbers of options as stated above have been adjusted to reflect the reverse split.

All of the options that were granted, with the exception of the 13,300 issued to current senior executives, have expired under the terms of the Stock Incentive Plans.

Option/SAR Grants

We did not grant stock options to any of our executive officers during the year ended December 31, 2001.

VALUE OF THE OPTIONS GRANTED AS AT DECEMBER 31, 2001
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2001 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2001 Exercisable/ Unexercisable(1)
Robert MacLean	nil	nil	6,229 / 271	nil / nil
Mark Rutledge	nil	nil	6,516 / 284	nil / nil

(1) The closing bid price on December 31, 2001 was $0.02 and accordingly the unexercised options as at December 31, 2001 had no value.

Directors' Compensation

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

Employment Contracts

InternetStudios, through one of its subsidiaries OnlineFilmSales, entered into an Agreement with Spray Point Consulting Limited for the services of Robert MacLean on April 1, 2000. Under this Agreement, Mr. MacLean will serve as the Company's Chairman for a term of three years. The provisions of the Agreement include:

- base salary of $142,000 per year;

- certain employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties; and

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

- certain employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties; and

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

InternetStudios, through one of its subsidiaries OnlineFilmSales, entered into an Agreement with Carraway Management Inc. for the services of Mark Rutledge on April 1, 2000. Under this Agreement, Mr. Rutledge will serve as the Company's Vice President Business Affairs and as Corporate Secretary for a term of three years. The provisions of the Agreement include:

- base salary of $192,000 per year;

- certain employee benefits and reimbursement of reasonable expenses incurred in connection with the performance of his duties; and

- noncompetition, nondisclosure and nonconsolidation covenants.

In the event InternetStudios, or one of its subsidiaries, as the case may be, terminates Mr. Rutledge for any reason other than death, disability, or for cause, or in the event Mr. Rutledge terminates his services for cause, Mr. Rutledge will be entitled to the following compensation on the eighth day after his signing a Confidential Severance Agreement and a letter confirming that he did not revoke and will take no action to revoke the Confidential Severance Agreement:

- a lump sum severance payment equal to one and one-half times his base salary; and

- accelerated vesting of his stock options.

Mr. MacLean and Mr. Rutledge have not been paid under the terms of their management agreements since April 2001. The Company and these individuals have agreed pursuant to an agreement dated January 5, 2002, to terminate the management agreements in consideration of the issuance of up to 3,840,000 shares.

There are three former executives who each had a management agreement with the Company.

Under an agreement entered into April 1,2000 Heidi Lester served as Chief Executive Officer for the Company from inception until her resignation on August 19, 2001. Her agreement with InternetStudios terminated upon her resignation on August 19, 2001.

InternetStudios UK Ltd. and InternetStudios entered into a service agreement with Aline Perry on February 1, 2000. This agreement was terminated upon Ms. Perry's resignation on May 15, 2001.

The Company and its subsidiary IEF entered into a management agreement with Robert Beattie on July 1, 2000. This agreement was terminated upon Mr. Beattie's resignation on August 27, 2001.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Our board of directors also believes that executives should have a substantial equity ownership, both through direct share ownership and through stock options, to provide long-term incentives which link executive compensation to our long-term performance and return to our shareholders. We also believe that non-employee directors should have an equity interest in our company. In that regard, we adopted the 1999 Incentive Stock Option Plans.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common shares between December 31, 1998 and December 31, 2001 with the cumulative return of (i) the Russell 2000 index and (ii) Standard and Poors 500 index, over the same period. This graph assumes the investment of $100 on December 31, 1998 in our common shares, the Russell 2000 index and Standard and Poors 500 index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the share price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common shares. Information used in the graph was obtained from Yahoo Financial, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	12/31/98	12/31/99	12/31/00	12/31/01
InternetStudios.com, Inc.	$100	$596.33	$435.77	$1.83
Russell 2000	$100	$119.81	$114.78	$115.96
S&P 500	$100	$119.52	$107.40	$93.39

(1) Our common shares commenced trading on the National Association of Securities Dealer Inc.'s Over-the-Counter Bulletin Board on September 17, 1998. Our common shares were removed from trading on the OTCBB on September 27, 2001 and have been trading on the Pink Sheets LLC since that date.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at July 25, 2002, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Robert MacLean 207 - 1040 Hamilton Street Vancouver, BC	64,110(2)(4)	1.3%
Mark Rutledge 207 - 1040 Hamilton Street Vancouver, BC	62,300(3)(4)	1.3%
Geoffrey Last(5) 1245 Homer Street Vancouver, BC V6B 2Y9	398,614	9.25%
Corvan Ltda.(5) APDO 695-1007 Centro Colon San Jose, Costa Rica	398,614	9.25%
Jayeson Carmichael(5) Suite 38088 King Edward Court Vancouver, BC V5Z 4L2	398,614	9.25%
Randy S. White(5) 3287 Highland Blvd. North Vancouver, BC V7R 2X7	398,614	9.25%
H. Jason Stockman(5) Suite 621 - 1755 Robson Street Vancouver, BC V6G 3B7	398,614	9.25%
Larissa Sinkevitch(5) 27015 - 1395 Marine Drive West Vancouver, BC V7T 2X8	398,614	9.25%
Stephan H. Atoui(5) 303 Wood Street New Westminster, BC V3M 5K6	398,614	9.25%
Heer Slatey Ltd.(5) PO Box CB 13997 Nassau, Bahamas	398,614	9.25%
Cynthia Boire(5) #1705 - 1188 Richards Street Vancouver, BC V6B 3E6	298,961	6.9%
Directors and Executive Officers as a Group	126,410(6)	2.6%

(1) Based on 4,308,605 shares of common stock issued and outstanding as of July 25, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 6,500 options exercisable within sixty days.

(3) Includes 6,800 options exercisable within sixty days.

(4) Pursuant to an agreement dated January 5, 2002, we agreed to issue up to 4,040,000 shares in settlement of obligations to management.

(5) Subject to an increase in our authorized capital, referred to in Item 4 of this annual report, upon the issuance of common shares to management of our company, pursuant to footnote number 4 above, the ownership percentage of these individuals will fall below 5%.

(6) Includes options exercisable within sixty days.

Changes in Control

Other than as listed below, we are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

We entered into formal employment or management contracts with four of our officers or with consulting firms owned by those officers. Subsequent to June 30, 2001, two officers resigned. The remaining contracts provide for a combined base salary of $384,000 per annum for a three year term ending December 31, 2002 and granting of stock options providing the right to acquire a total of 350,000 shares of common stock at a pre-consolidation price of $5 per share to be vested over the term of the contracts. The contracts include a severance provision of 150% of base salary which totals $576,000 for these two officers. At December 31, 2001, a total of $288,000 is owing under these contracts. Pursuant to an agreement dated January 5, 2002, we agreed to issue up to 4,040,000 shares in settlement of obligations to management.

During 2000, we loaned a total of approximately $535,000 to one of our executive officers and a film production company owned and managed by this executive officer. Advances under the loan agreement are collateralized by all of the assets of the related company, bear interest at the prime rate plus 3% until March 31, 2001 and are due on demand. Collectability of these amounts is dependent on the success of the film projects financed. During the year ended December 31, 2001 interest and fees of $37,594 were accrued under this loan. Additionally, during the year ended December 31, 2001, we assumed loans to this entity from a bank totaling $215,588, and this officer repaid $104,908 of outstanding loans. Due to uncertainty of recovery, we recorded an impairment provision of $309,832 leaving a balance outstanding at year end of $373,679 which was assigned to creditors subsequent to year end in settlement of outstanding debts of our company.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

On October 10, 2001 (amended October 23 and October 25, 2001), we filed a Form 8-K Current report with respect to our change in auditors. Please refer to Item 8 "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for further details.

On December 6, 2001, we filed a Form 8-K Current Report with respect to the approval by our board of directors on October 19, 2001 of a twenty for one reverse stock split (the "Reverse Stock Split") of our authorized, issued and outstanding common stock. The Reverse Stock Split was effected with the Nevada Secretary of State on November 20, 2001. As a result, our authorized capital has decreased from 100,000,000 to 5,000,000 shares of common stock with a par value of $0.0001. The Reverse Stock Split took effect with the OTC Bulletin Board at the opening for trading on Thursday, December 6, 2001 under the new stock symbol ISTO.

Financial Statements

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated May 31, 2002

Consolidated Balance Sheets as at December 31, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 14, 1998 (incorporation) to December 31, 2001

Consolidated Statements of Cash Flows for the year ended December 31, 2001 and for the period from April 14, 1998 (incorporation) to December 31, 2001

Summary of Significant Accounting Policies

Notes to the Consolidated Financial Statements

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

3.2 Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

3.3 Amended Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

3.4 Certificate of Amendment to Articles of Incorporation, dated December 17, 1998 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

3.5 Certificate of Amendment to Articles of Incorporation, dated September 21, 1999 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)

(10) Material Contracts

10.1 Agreement with The Discop Organization dated March 11, 2002

(21) Subsidiaries

OnlineFilmSales.com, LLC

ReporterTV.com, LLC

StudioBuzz.com, LLC

Online FilmandTVSales.com, Inc.

InternetStudiosUK Limited

InternetStudios Entertainment Finance

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNETSTUDIOS.COM, INC.

/s/ Robert MacLean

By: Robert MacLean, Chairman of the Board of Directors

Date: July 25, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert MacLean

By: Robert MacLean, Chairman of the Board of Directors
Date: July 25, 2002

/s/ Mark Rutledge

By: Mark Rutledge, Vice Chairman of the Board of Directors
Date: July 25, 2002