Form 10-Q
period 2002-03-31
INTERNETSTUDIOS COM INC
filed 2002-08-01
CIK 1094365

This Form 10-Q is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 30, 2002, there were 4,308,605 shares of the Registrant's common shares issued and outstanding, and as of March 31, 2002, there were 4,308,605 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of
InternetStudios.com, Inc.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: July 30, 2002

/s/ Mark Rutledge
_________________________________
Director of InternetStudios.com, Inc.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,835	$-
Taxes recoverable	26,484	24,305
Accounts receivable	499	969
Loans receivable from related party (Note 5)	323,679	373,679

	352,497	398,953

WEBSITE DEVELOPMENT COSTS	2,639,668	2,639,668
Less - accumulated amortization	(1,500,815)	(1,278,408)

	1,138,853	1,361,260

LOANS RECEIVABLE (Note 4)	594,561	594,561

	$2,085,911	$2,354,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$4,428
Accounts payable and accrued liabilities	2,522,420	2,157,435
Loans payable	668,661	632,153
Due to related parties	-	10,000

	3,191,081	2,804,016
CONVERTIBLE LOANS (Note 6)	-	199,159

	3,191,081	3,003,175

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)
Common stock, $.0001 par value, 100,000,000 shares authorized
4,308,615 shares issued and outstanding (2001 - 820,742)	1,992	1,643
Additional paid in capital	65,449,601	65,250,791
Deferred compensation	-	(94,792)
Deficit accumulated during the development stage	(66,556,762)	(65,806,043)

Total Stockholders' Equity (Deficit)	(1,105,169)	(648,401)

	$2,085,912	$2,354,774

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001	April 14, 1998 (inception) March 31, 2002

REVENUE	$-	$264,845	$220,291

OPERATING EXPENSES
General and administrative	511,801	3,014,173	27,222,265
Sales and marketing	-	104,400	3,129,457
Amortization of goodwill	-	2,270,901	12,737,424
Amortization of website development costs	222,407	-	1,578,592
Website development costs	-	626,771	6,327,907

	734,208	6,016,245	50,995,645

Loss from operations	(734,208)	(5,751,400)	(50,775,354)

Other income (expenses)
Interest income, net of interest expense	(16,511)	11,600	223,954
Minority interest in loss of subsidiary	-	-	506,250
Loss on impairment of loans receivable	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	(544,523)
Loss on impairment of goodwill	-	-	(15,462,534)
Loss on write-off of website development costs	-	-	(62,223)
Loss on Settlement of lawsuits	-	-	(132,500)
Loan Provision	-	-	(309,832)

NET LOSS FOR THE PERIOD	$(750,719)	$(5,739,800)	$(66,556,762)

BASIC NET LOSS PER SHARE	$(0.33)	$(7.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,293,399	782,989

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001	April 14, 1998 (inception) to March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES	$(750,719)	$(5,739,800)	$(66,556,762)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	222,407	2,846,238	14,732,008
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on write-off of website development costs	-	-	62,223
Loss on impairment of loans	-	-	309,832
Compensation expense related to stock and stock options	94,792	557,917	12,581,300
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Changes in operating assets and liabilities:
Restricted cash	-	(360,000)	-
Accounts receivable	470	249,598	(46,586)
Taxes recoverable	(2,179)	9,841	(8,521)
Prepaid expenses	-	39,335	(117,685)
Accounts payable and accrued expenses	364,984	1,800,592	2,058,326

CASH USED IN OPERATING ACTIVITIES	(70,245)	(596,279)	(18,253,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	(19,883)	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(19,883)	(3,620,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	(4,428)	-	4,428
Loans receivable	50,000	(42,892)	(1,201,609)
Loans payable	36,508	-	668,661
Due to related parties	(10,000)	-	(10,000)
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	-	-	22,218,985

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	72,080	(42,892)	21,803,116

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,835	(659,054)	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	1,135,068	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,835	$476,014	$-

The accompanying notes are an integral part of these interim consolidated financial statements

Non-cash transactions: Refer to Note 7.

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of March 31, 2002, the Company had a working capital deficiency of $2,838,584 and commencing in June 2001 significantly reduced the scope of operations due to the lack of operating capital.

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

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Convertible securities and stock options were not included in the calculation of weighted average number of shares because the effect would be anti-dilutive. The weighted average number of common shares outstanding for prior periods have been recalculated to take into effect the 20:1 roll-back as described in Note 7.

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

NOTE 4 - LOANS RECEIVABLE

During 2000, the Company loaned a total of approximately $761,000 to a film production company. Advances under the loan agreement are collateralized by all of the assets of the production company, bear interest at the prime rate plus 3% and are due on demand. Collectability of these amounts is dependent on the success of the film projects financed. Subsequent to March 31, 2002 the Company assigned this loan to certain creditors in settlement of outstanding debts. Refer to Note 10.

NOTE 5- RELATED PARTY TRANSACTIONS

The Company has management contracts with consulting firms owned by two officers of the Company. The contracts provide for a combined base salary of $384,000 per annum for a three year term ending December 31, 2002 and granting of stock options providing the right to acquire a total of 13,300 shares of common stock at a price of $100 per share. All of these stock options are fully vested. The contracts include a severance provision of 150% of base salary which totals $576,000 for these two officers. By agreement dated January 5, 2002, as consideration for the termination of these management contracts and the release of the Company from any further obligations thereunder after May 31, 2002, these two officers agreed to accept 4,040,000 shares of common stock in settlement of the severance portion of the management contracts at an agreed amount of $230,684, which has been accrued at March 31, 2002. At March 31, 2002, a total of $616,684 has been accrued under these contracts and is included in accounts payable.

During 2000, the Company loaned a total of approximately $535,000 to an executive officer of the Company and a film production company owned and managed by this executive officer. Advances under the loan agreement are collateralized by all of the assets of the related company, bear interest at the prime rate plus 3% until March 31, 2001 and are due on demand. Collectability of these amounts is dependent on the success of the film projects financed. During the year ended December 31, 2001, due to uncertainty of recovery the Company recorded an impairment provision of $309,832 leaving a balance outstanding at December 31, 2001 of $373,679. During the period the Company received payment relating to this loan totalling $50,000. Subsequent to March 31, 2002 the balance of this loan receivable was assigned to creditors in settlement of outstanding debts of the Company. Refer to Note 10.

NOTE 6 - CONVERTIBLE LOANS

During February 2001 the Company received loans in the aggregate principal amount of $199,159 pursuant to convertible note agreements. These loans are non-interest bearing and are repayable on demand. The convertible note agreement provides the lender the right to convert the outstanding loan into shares of common stock at a price approximating the market price of the Company's shares at the time of notice. During the period these loans were converted into 3,487,873 shares of common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

During December 2001 the Company completed a 20:1 roll-back of outstanding common shares.

During January 2002, the Directors approved a resolution to issue 5,520,000 shares of common stock to certain directors, officers and employees in settlement of outstanding obligations totalling approximately $315,000. To date these shares have not been issued.

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

The following table summarizes information about stock option transactions for the three month period ended March 31, 2002.

	Shares	Weighted Average Exercise Price
Options outstanding
December 31, 2001	13,300	$100.00
Granted	-	-
Exercised	-	-
Expired	-	-

March 31, 2002	13,300	$100.00

Options exercisable	13,300	$100.00

During the period the Company expensed $94,792 of previously deferred stock-based compensation relating to outstanding stock options which vested.

NOTE 8 - INCOME TAXES

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

NOTE 9- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 10 - SUBSEQUENT EVENTS

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

During the quarter ended March 31, 2002, we continued our attempts to secure additional financing for our company. Unfortunately market conditions remained negative. Accordingly, we maintained our operations at a minimal level, focusing primarily on the maintenance and enhancement of our core technology. During this period, we issued a total of 3,487,873 shares of common stock on conversion of outstanding convertible loans of $199,159. We also approved a resolution to issue 5,520,000 shares of common stock to certain directors, officers and employees of the Company in settlement of outstanding obligations totalling approximately $315,000.

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

RESULTS OF OPERATIONS

The discussion set forth below relating to results of operations pertains to the comparison of the three months ended March 31, 2002 and March 31, 2001.

REVENUES. InternetStudios recognized no revenues for the period ended March 31, 2002 as compared to $264,845 for the period ended March 31, 2001. The revenues from the period ended March 31, 2001, were from operating revenue sources. We recognized revenue from our customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system.

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

WEBSITE AND DEVELOPMENT EXPENSES. These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites. Website development costs as of March 31, 2002 were $0. At March 31, 2001 website development costs were $626,771, none of which was capitalized under EITF 00-02. InternetStudios expects to incur additional website development and maintenance expense in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period ended March 31, 2002 were $511,801, of which $94,792 were non-cash related to stock based compensation. For the quarter ended March 31, 2001 these costs were $3,014,173.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, InternetStudios has financed its operations primarily from private placements and loans. As at March 31, 2002, InternetStudios had $1,835 in cash and cash equivalents as compared to $476,014 as at March 31, 2001. Since inception, InternetStudios has had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $70,245 for the three months ended March 31, 2002 as compared to $596,279 for the three months ended March 31, 2001.

In February 2001, we received loans from nine individual lenders in the aggregate principle amount of $199,158.66, pursuant to convertible note purchase agreements between our company and each of the lenders. Each loan was evidenced by a convertible grid promissory note that bears no interest and is repayable on demand. These loans were made with the agreement that if our company could not repay the loans from any future equity financings the loans would be convertible into share of our common stock at a price to be negotiated upon notice of conversion. These transactions were effected in accordance with Regulation S under the Securities Act of 1933, as amended. During this quarter we issued a total of 3,487,873 shares of our common stock on conversion of these outstanding convertible loans.

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

Future Cash Requirements

We expect that the release of our revamped website services will lead to an increase in revenues in fiscal 2002. We expect that further development and marketing of the service combined with the planned introduction of new services in late 2002, will lead to increased revenues in 2003 and 2004. Although we expect to see an increase in revenues in 2002, we do not anticipate this to materialize until the third and fourth quarter of fiscal 2002. Consequently we required approximately $200,000 over the period ended July 30, 2002 to accomplish our goals. We estimate that approximately $375,000 is required to the end of fiscal 2002, $100,000 of which is required to hire sales and marketing persons and to implement our sales and marketing program. The balance of $275,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses. We intend to receive the balance of the cash requirements through private placements or by debt financing.

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

RISK FACTORS

Much of the information included in this Quarterly Report includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify other forward-looking statements. While such forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-K Annual Report for the year ended December 31, 2001. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

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

On or about September 1, 2000, Steven J. Fredericks, our former acting President and Chief Financial Officer, brought an action in the Los Angeles Superior Court against our company and certain of our senior management alleging that he was wrongfully discharged from his employment with InternetStudios. During this quarter this matter was unresolved. However, the matter was referred to our insurance carrier who participated in settling the matter in April 2002 for $70,000. The insurance carrier agreed to pay $60,000 of the settlement amount as well as cover all attorney and legal fees incurred by InternetStudios. We agreed to pay the remaining $10,000 of which $5000 has been paid as of July 30, 2002.

August Entertainment, Inc. brought an action against our company on September 7, 2000, in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. This matter was settled in December 2001. Pursuant to the terms of the settlement, we agreed to pay August Entertainment $70,000, of which $46,000 has been paid as of July 30, 2002.

Two former employees of OnlineFilmSales.com, LLC filed claims with the Labor Commissioner in the State of California. The first made a claim against InternetStudios with the Labor Commissioner's office on April 25, 2001 even though she was never directly employed by InternetStudios. The former employee alleged non-payment of wages plus interest and penalties. On July 10, 2001, she received an "Order, Decision or Award" (sic) from the Labor Commissioner against InternetStudios in the amount of $11,328.09. As of July 30, 2002, no payments have been made to this employee.

The second former employee filed his initial claim with the Labor Commissioner's office against InternetStudios and OnlineFilmSales.com, LLC on August 24, 2001 alleging non-payment of wages plus expenses, interest and penalties. On May 29, 2002, the former employee received an "Order, Decision or Award" (sic) from the Labor Commissioner against InternetStudios and OnlineFilmSales.com, LLC in the amount of $26,578.24. As of July 30, 2002, no payments have been made to this employee.

On or about September 5, 2001, Total Creative, Inc. filed a complaint in the Superior Court of Los Angeles against OnlineFilmandTVSales.com, Inc. for money allegedly due for work and services allegedly supplied by the claimant. On November 27, 2001, the claimant received a Default Money Judgement in the amount of $34,531.49. As of July 30, 2002, no payment has been made to Total Creative.

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

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During this quarter we issued a total of 3,487,873 shares of our common stock on conversion of outstanding convertible loans totalling $199,159. These shares were issued pursuant to Regulation S under the Securities Act of 1933.

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

10.1 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and HEER Slatey Ltd.

10.2 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and HEER Slately Ltd.

10.3 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Corvan Ltda.

10.4 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Corvan Ltda.

10.5 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Cynthia Boire

10.6 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Cynthia Boire

10.7 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Geoffrey O. Last

10.8 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Geoffrey O. Last

10.9 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Jayeson Carmichael

10.10 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Jayeson Carmichael

10.11 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Randy S. White

10.12 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Randy S. White

10.13 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and H. Jason Stockmann

10.14 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and H. Jason Stockmann

10.15 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Larissa Sinkevitch

10.16 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Larissa Sinkevitch

10.17 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Stephan H. Atoui

10.18 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Stephan H. Atoui

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
Date: July 30, 2002

/s/ Mark Rutledge
By: ______________________________
Mark Rutledge, Vice-Chairman, Secretary,
Treasurer and Director
Date: July 30, 2002