Form 10-Q
period 2002-06-30
INTERNETSTUDIOS COM INC
filed 2002-08-15
CIK 1094365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 14, 2002, there were 4,308,605 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of
InternetStudios.com, Inc.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 14, 2002

/s/ Mark Rutledge
_________________________________
Director of InternetStudios.com, Inc.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35	$-
Taxes recoverable	29,968	24,305
Accounts receivable	-	969
Loans receivable from related party (Note 4)	-	373,679

	30,003	398,953

WEBSITE DEVELOPMENT COSTS	2,639,668	2,639,668
Less - accumulated amortization	(1,723,220)	(1,278,408)

	916,448	1,361,260

LOANS RECEIVABLE (Note 4)	-	594,561

	$946,451	$2,354,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$4,428
Accounts payable and accrued liabilities	1,985,260	2,157,435
Loans payable	252,141	632,153
Due to related parties	-	10,000

	2,237,401	2,804,016
CONVERTIBLE LOAN	-	199,159

	2,237,401	3,003,175

STOCKHOLDERS' EQUITY (DEFICIT) (Note 7)
Common stock, $.001 par value, 100,000,000 shares authorized
4,308,615 shares issued and outstanding (2001 - 820,742)	1,992	1,643
Additional paid in capital	65,449,601	66,250,791
Deferred compensation	-	(94,792)
Deficit accumulated during the development stage	(66,742,543)	(65,806,043)

Total Stockholders' Equity (Deficit)	(1,290,950)	(648,401)

	$946,451	$2,354,774

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001	April 14, 1998 (inception) to June 30, 2002

REVENUE	$-	$-	$-	$125,802	$220,291

OPERATING EXPENSES
General and administrative	102,160	673,859	613,961	3,380,010	27,324,425
Sales and marketing (recovery)	-	(104,134)	-	169,245	3,129,457
Amortization of goodwill	-	2,270,902	-	4,541,803	12,737,424
Amortization of website development costs	222,405	234,072	444,812	465,675	1,800,997
Website development costs (recovery)	-	(378,887)	-	16,281	6,327,907

	324,565	2,695,812	1,058,773	8,573,014	51,320,209

Loss from operations	(324,565)	(2,695,812)	(1,058,773)	(8,447,212)	(51,099,918)

Other income (expenses)
Interest income (expense)	76	32,479	(16,435)	44,079	224,030
Gain on settlement of debt (Note 4)	86,208	-	86,208	-	86,208
Minority interest in loss of subsidiary	-	-	-	-	506,250
Loss on impairment of loans receivable	-	-	-	-	(309,832)
Loss on disposal of furniture and equipment	-	(544,523)	-	(544,523)	(544,523)
Loss on impairment of goodwill	-	(15,462,534)	-	(15,462,534)	(15,462,534)
Loss on write-off of website development costs	-	(62,223)	-	(62,223)	(62,223)
Gain (loss) on settlement of lawsuits	52,500	-	52,500	-	(80,000)

NET LOSS FOR THE PERIOD	$(185,781)	$(18,732,613)	$(936,500)	$(24,472,413)	$(66,742,543)

BASIC NET LOSS PER SHARE	$(0.04)	$(23.52)	$(0.28)	$(31.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,308,615	796,556	3,306,574	787,073

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, 2002		Six months ended June 30, 2001	April 14, 1998 (inception) to June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES	$(936,500)	$(24,472,413)	$(66,742,543)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	444,812	5,141,657	14,954,414
Bad debts	-	71,783	46,087
Loss on disposal of furniture and equipment	-	544,523	544,523
Loss on impairment of goodwill	-	15,462,534	15,462,534
Loss on write-off of website development costs	-	62,223	62,223
Loss on impairment of loans	-	-	309,832
Compensation expense related to stock and stock options	94,792	988,542	12,581,300
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	(86,208)	-	(86,208)
Changes in operating assets and liabilities:
Restricted cash	-	435,000	-
Accounts receivable	969	(15,938)	(46,087)
Taxes recoverable	(5,663)	36,825	(12,005)
Prepaid expenses	-	138,096	(117,685)
Accounts payable and accrued expenses	314,294	415,201	2,007,636
Deposits and other	-	96,933	-
Deferred revenue	-	(43,251)	-

CASH USED IN OPERATING ACTIVITIES	(173,504)	(1,138,285)	(18,356,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	(23,324)	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(23,324)	(3,620,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	(4,428)	-	-
Loans receivable	50,000	(328,115)	(1,201,609)
Loans payable	127,967	599,877	760,120
Convertible loan payable	-	199,159	199,159
Net proceeds on sale of common stock	-	-	22,218,985

CASH FLOWS FROM FINANCING ACTIVITIES	173,539	470,921	21,976,655

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35	(690,688)	35

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	700,068	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35	$9,380	$35

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of June 30, 2002, the Company had a working capital deficiency of $2,207,398 and commencing in June 2001 significantly reduced the scope of operations due to the lack of operating capital.

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

NOTE 4 - LOANS RECEIVABLE

Pursuant to settlement agreements executed in May 2002 the Company agreed to assign its outstanding loans receivable of $594,561 from a film production company and $323,679 due from a related party to certain creditors in satisfaction of outstanding debts of approximately $1,074,440 of which $416,000 was owing to two companies controlled by directors and officers of the Company, resulting in a gain of $86,208.

NOTE 5- RELATED PARTY TRANSACTIONS

The Company had management contracts with two consulting firms owned by officers of the Company. The contracts provided for a combined base salary of $384,000 per annum for a three year term ending December 31, 2002 and granting of stock options providing the right to acquire a total of 13,300 shares of common stock at a price of $100 per share. All of the options have fully vested. The contracts included a severance provision of 150% of base salary which totals $576,000 for these two officers. By agreement dated January 5, 2002, as consideration for the termination of these management contracts and the release of the Company from any further obligations thereunder after May 31, 2002, these two officers agreed to accept 4,040,000 shares of common stock in settlement of the severance portion of the management contracts at an agreed amount of $230,684 which has been accrued at June 30, 2002 and is included in accounts payable. Refer to Note 7.

During 2000, the Company loaned a total of approximately $535,000 to an executive officer of the Company and a film production company owned and managed by this executive officer. Advances under the loan agreement were collateralized by all of the assets of the related company, bore interest at the prime rate plus 3% until March 31, 2001 and were due on demand. During the year ended December 31, 2001, due to uncertainty of recovery the Company recorded an impairment provision of $309,832 leaving a balance outstanding at December 31, 2001 of $373,679. During the period the Company received payment relating to this loan totalling $50,000 and the balance of this loan receivable was assigned to creditors in settlement of outstanding debts of the Company. Refer to Note 4.

NOTE 6 - CONVERTIBLE LOANS

During February 2001 the Company received loans in the aggregate principal amount of $199,159 pursuant to convertible note agreements. These loans were non-interest bearing and were repayable on demand. The convertible note agreement provided the lender the right to convert the outstanding loan into shares of common stock at a price approximating the market price of the Company's shares at the time of notice. During the current period these loans were converted into 3,487,873 shares of common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

During December 2001 the Company completed a 20:1 roll-back of outstanding common shares.

During January 2002 the Directors approved a resolution to issue a maximum of 5,520,000 shares of common stock to certain directors, officers and employees in settlement of outstanding obligations totalling approximately $315,000. To date these shares have not been issued.

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

The following table summarizes information about stock option transactions for the six month period ended June 30, 2002.
	Shares	Weighted Average Exercise Price
Options outstanding
December 31, 2001	13,300	$100.00
Granted	-	-
Exercised		-
Expired	-	-

June 30, 2002	13,300	$100.00

Options exercisable	13,300	$100.00

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

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

During the quarter ended June 30, 2002, we continued our attempts to secure additional financing for our company. Unfortunately market conditions remained negative. Accordingly, we maintained our operations at a minimal level, focusing primarily on the maintenance and enhancement of our core technology. During this period we entered into settlement agreements that assigned our outstanding loans receivable of $594,561 from a film production company and $323,679 due from a related party to certain creditors in satisfaction of outstanding debts of approximately $1,074,440, of which $416,000 was owing to two companies controlled by directors and officers of the company, resulting in a gain of $86,208.

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

RESULTS OF OPERATIONS

The discussion set forth below relating to results of operations pertains to the comparison of the six months ended June 30, 2002 and June 30, 2001.

REVENUES. InternetStudios recognized no revenues for the period ended June 30, 2002 as compared to $125,802 for the period ended June 30, 2001. The revenues from the period ended June 30, 2001, were from operating revenue sources. We recognized revenue from our customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system.

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

WEBSITE AND DEVELOPMENT EXPENSES. These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites. Website development costs as of June 30, 2002 were $0. At June 30, 2001 website development costs were $16,281, none of which was capitalized under EITF 00-02. InternetStudios expects to incur additional website development and maintenance expense in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period ended June 30, 2002 were $613,961, of which $94,792 were non-cash related to stock based compensation. For the quarter ended June 30, 2001 these costs were $3,380,010, of which $988,542 were non-cash related to stock based compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, InternetStudios has financed its operations primarily from private placements and loans. As at June 30, 2002, InternetStudios had $35 in cash and cash equivalents as compared to $9,380 as at June 30, 2001. Since inception, InternetStudios has had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $173,504 for the six months ended June 30, 2002 as compared to $1,138,285 for the six months ended June 30, 2001.

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

Future Cash Requirements

We expect that the release of our revamped website services will lead to an increase in revenues in fiscal 2002. We expect that further development and marketing of the service combined with the planned introduction of new services in late 2002, will lead to increased revenues in 2003 and 2004. Although we expect to see an increase in revenues in 2002, we do not anticipate this to materialize until the third and fourth quarter of fiscal 2002. Consequently we required approximately $200,000 over the period ended August 14, 2002 to accomplish our goals. We estimate that approximately $375,000 is required to the end of fiscal 2002, $100,000 of which is required to hire sales and marketing persons and to implement our sales and marketing program. The balance of $275,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses. We intend to receive the balance of the cash requirements through private placements or by debt financing.

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

On or about September 1, 2000, Steven J. Fredericks, our former acting President and Chief Financial Officer, brought an action in the Los Angeles Superior Court against our company and certain of our senior management alleging that he was wrongfully discharged from his employment with InternetStudios. During this quarter this matter was unresolved. However, the matter was referred to our insurance carrier who participated in settling the matter in April 2002 for $70,000. The insurance carrier agreed to pay $60,000 of the settlement amount as well as cover all attorney and legal fees incurred by InternetStudios. We agreed to pay the remaining $10,000 of which $5000 has been paid as of August 14, 2002.

August Entertainment, Inc. brought an action against our company on September 7, 2000, in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. This matter was settled in December 2001. Pursuant to the terms of the settlement, we agreed to pay August Entertainment $70,000, of which $46,000 has been paid as of August 14, 2002.

Two former employees of OnlineFilmSales.com, LLC filed claims with the Labor Commissioner in the State of California. The first made a claim against InternetStudios with the Labor Commissioner's office on April 25, 2001 even though she was never directly employed by InternetStudios. The former employee alleged non-payment of wages plus interest and penalties. On July 10, 2001, she received an "Order, Decision or Award" (sic) from the Labor Commissioner against InternetStudios in the amount of $11,328.09. As of August 14, 2002, no payments have been made to this employee.

The second former employee filed his initial claim with the Labor Commissioner's office against InternetStudios and OnlineFilmSales.com, LLC on August 24, 2001 alleging non-payment of wages plus expenses, interest and penalties. On May 29, 2002, the former employee received an "Order, Decision or Award" (sic) from the Labor Commissioner against InternetStudios and OnlineFilmSales.com, LLC in the amount of $26,578.24. As of August 14, 2002, no payments have been made to this employee.

On or about September 5, 2001, Total Creative, Inc. filed a complaint in the Superior Court of Los Angeles against OnlineFilmandTVSales.com, Inc. for money allegedly due for work and services allegedly supplied by the claimant. On November 27, 2001, the claimant received a Default Money Judgement in the amount of $34,531.49. As of August 14, 2002, no payment has been made to Total Creative.

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

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During this quarter we issued a share certificate representing 30,000 shares of our common stock to Heidi Lester pursuant to a conversion of a Class B membership interest in Onlinefilmsales.com LLC. These shares were issued pursuant to Regulation S under the Securities Act of 1933.

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

10.1 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and HEER Slatey Ltd. (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.2 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and HEER Slately Ltd. (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.3 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Corvan Ltda. (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.4 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Corvan Ltda. (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.5 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Cynthia Boire (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.6 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Cynthia Boire (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.7 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Geoffrey O. Last (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.8 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Geoffrey O. Last (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.9 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Jayeson Carmichael (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.10 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Jayeson Carmichael (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.11 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Randy S. White (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.12 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Randy S. White (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.13 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and H. Jason Stockmann (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.14 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and H. Jason Stockmann (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.15 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Larissa Sinkevitch (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.16 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Larissa Sinkevitch (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.17 Restated Convertible Note Purchase Agreement dated February 20, 2001 between InternetStudios.com, Inc. and Stephan H. Atoui (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

10.18 Restated Convertible Grid Promissory Note dated February 20, 2001 between InternetStudios.com, Inc. and Stephan H. Atoui (incorporated by reference from our Form 10-QSB Quarterly Report filed on July 31, 2002)

(21) Subsidiaries

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
Date: August 14, 2002

/s/ Mark Rutledge
By: ______________________________
Mark Rutledge, Vice-Chairman, Secretary,
Treasurer and Director
Date: August 14, 2002