Form 10-Q
period 2002-09-30
INTERNETSTUDIOS COM INC
filed 2002-11-15
CIK 1094365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 8, 2002, there were 10,028,605 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of
InternetStudios.com, Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: November 14, 2002

/s/ Mark Rutledge

_________________________________
Director of InternetStudios.com, Inc.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,487	$-
Taxes recoverable	33,383	24,305
Accounts receivable	-	969
Loans receivable from related party (Note 4)	-	373,679

	39,870	398,953

WEBSITE DEVELOPMENT COSTS	2,639,668	2,639,668
Less - accumulated amortization	(1,945,625)	(1,278,408)

	694,043	1,361,260

LOANS RECEIVABLE (Note 4)	-	594,561

	$733,913	$2,354,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$4,428
Accounts payable and accrued liabilities	1,591,558	2,157,435
Loans payable (Note 5)	325,225	632,153
Due to related parties	-	10,000

	1,916,783	2,804,016
CONVERTIBLE LOANS (Note 6)	-	199,159

	1,916,783	3,003,175

STOCKHOLDERS' EQUITY (DEFICIT) (Note 8)
Common stock, $.001 par value, 100,000,000 shares authorized
10,028,605 shares issued and outstanding (2001 - 820,742)	2,564	1,643
Additional paid in capital	65,775,641	65,250,791
Deferred compensation	-	(94,792)
Deficit accumulated during the development stage	(66,961,075)	(65,806,043)

Total Stockholders' Equity (Deficit)	(1,182,870)	(648,401)

	$733,913	$2,354,774

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001	April 14, 1998 (inception) to September 30, 2002

REVENUE	$-	$21,625	$-	$147,427	$220,291

OPERATING EXPENSES
General and administrative	60,942	596,245	674,903	3,976,255	27,385,367
Sales and marketing (recovery)	2,257	(1,985)	2,257	167,260	3,131,714
Amortization of goodwill	-	-	-	4,541,803	12,737,424
Amortization of website development costs	222,405	222,407	667,217	688,082	2,023,402
Website development costs	-		-	16,281	6,327,907

	285,604	816,667	1,344,377	9,389,681	51,605,814

Loss from operations	(285,604)	(795,042)	(1,344,377)	(9,242,254)	(51,385,523)

Other income (expenses)
Interest income (expense)	-	15,330	(16,435)	59,409	224,030
Gain on settlement of debts (Notes 4 and 8)	67,072	-	153,280	-	153,280
Minority interest in loss of subsidiary	-	-	-	-	506,250
Loss on impairment of loans receivable	-	-	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	-	(544,523)	(544,523)
Loss on impairment of goodwill	-	-	-	(15,462,534)	(15,462,534)
Loss on write-off of website development costs	-	-	-	(62,223)	(62,223)
Gain (loss) on settlement of lawsuits	-	-	52,500	-	(80,000)

NET LOSS FOR THE PERIOD	$ (218,532)	$(779,712)	$(1,155,032)	$(25,252,125)	$(66,961,075)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.95)	$(0.25)	$(31.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,168,605	820,731	4,620,844	801,281

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30, 2002	Nine months ended September 30, 2001	April 14, 1998 (inception) to September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES	$(1,155,032)	$(25,252,125)	$(66,961,075)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	667,217	5,360,064	15,176,819
Bad debts	-	71,783	46,087
Loss on disposal of furniture and equipment	-	544,523	544,523
Loss on impairment of goodwill	-	15,462,534	15,462,534
Loss on write-off of website development costs	-	62,223	62,223
Loss on impairment of loans	-	-	309,832
Compensation expense related to stock and stock options	94,792	1,276,981	12,581,300
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	(153,280)	-	(153,280)
Changes in operating assets and liabilities:
Restricted cash	-	435,000	-
Accounts receivable	969	(17,389)	(46,087)
Taxes recoverable	(9,078)	35,803	(15,420)
Prepaid expenses	-	138,096	(117,685)
Accounts payable and accrued expenses	330,784	670,081	2,007,618
Deposits and other	-	96,933	-
Deferred revenue	-	(64,876)	-
CASH USED IN OPERATING ACTIVITIES	(223,628)	(1,180,369)	(18,422,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	(23,324)	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(23,324)	(3,620,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	(4,428)	-	-
Loans receivable	50,000	(309,450)	(1,201,609)
Loans payable	184,543	615,803	833,204
Convertible loan payable	-	199,159	199,159
Net proceeds on sale of common stock	-	-	22,218,985
CASH FLOWS FROM FINANCING ACTIVITIES	230,115	505,512	22,049,739

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,487	(698,181)	6,487

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	700,068	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,487	$1,887	$6,487

Supplemental cash flow information: See Note 9.

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The Company is in the development stage of its business of the management, marketing and delivery of digital filmed entertainment. The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of September 30, 2002, the Company had a working capital deficiency of $1,876,913 and has significantly reduced the scope of operations due to the lack of operating capital.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

The financial statements include the accounts of the Company and its subsidiaries: OnlineFilmSales.com LLC, InternetStudios UK, Ltd., InternetStudios Entertainment Finance, Inc., and OnlineFilmandTVSales.com, Inc. (inactive); in turn, OnlineFilmsSales.com, LLC owns membership interests in two inactive limited liability companies, ReporterTV.com LLC and StudioBuzz.com LLC (collectively, "the Company"). All intercompany accounts and balances have been eliminated in consolidation.

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Convertible securities and stock options were not included in the calculation of weighted average number of shares because the effect would be anti-dilutive. The weighted average number of common shares outstanding for prior periods has been recalculated to take into effect the 20:1 roll-back as described in Note 8.

Website Development Costs

The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and development costs incurred subsequent to June 30, 2000, associated with the Company's Web Sites were recorded in accordance with EITF 00-2. Development costs of $2,639,668 have been capitalized and are being amortized on the straight-line method over a period of 3 years.

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
SEPTEMBER 30, 2002

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

NOTE 4 - LOANS RECEIVABLE

Pursuant to settlement agreements executed in May 2002 the Company agreed to assign its outstanding loans receivable of $594,561 from a film production company and $323,679 due from a related party to certain creditors in satisfaction of outstanding debts of approximately $1,074,448 of which $416,000 was owing to two companies controlled by directors and officers of the Company, resulting in a gain of $86,208.

NOTE 5 - LOANS PAYABLE

The Company is indebted in the amount of $125,000 plus accrued interest of $15,682 by promissory notes bearing interest at 12% per annum. The notes were due on May 25, 2001. The company has received demands for payments on $90,000 of these notes. The Company is in negotiation to settle these amounts.

The Company also has a loan payable outstanding of $184,543, which is unsecured, bears no interest and has no specific terms of repayment.

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

(Unaudited)

NOTE 6 - CONVERTIBLE LOANS

During February 2001 the Company received loans in the aggregate principal amount of $199,159 pursuant to convertible note agreements. These loans were non-interest bearing and were repayable on demand. The convertible note agreements provided the lender the right to convert the outstanding loan into shares of common stock at a price approximating the market price of the Company's shares at the time of notice. During February 2002 these loans were converted into 3,487,863 shares of common stock.

NOTE 7- RELATED PARTY TRANSACTIONS

The Company had management contracts with two consulting firms owned by officers of the Company. The contracts provided for combined base salaries of $384,000 per annum for a three year term ending December 31, 2002 and granting of stock options providing the right to acquire a total of 13,300 post-consolidation shares of common stock at a price of $100 per share. All of the options have fully vested. The contracts included a severance provision of 150% of base salary which totals $576,000 for these two officers. By agreement dated January 5, 2002, as consideration for the termination of these management contracts and the release of the Company from any further obligations thereunder after May 31, 2002, these two officers agreed to accept 4,040,000 shares of common stock in settlement of the severance portion of the management contracts at an agreed amount of $230,684. Refer to Note 8.

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

NOTE 8 - STOCKHOLDERS' EQUITY

During December 2001 the Company completed a 20:1 roll-back of outstanding common shares which reduced the number of issued and outstanding shares from 16,414,844 to 820,742.

During January 2002 the Directors approved a resolution to issue a maximum of 5,720,000 shares of common stock to certain directors, officers and employees in settlement of outstanding obligations that totalled $393,684. These obligations were settled at a price of $0.0571 per share resulting in a gain on settlement of debt of $67,072. These shares were issued on August 15, 2002.

During February and March 2002 the Company issued a total of 3,487,863 shares of common stock on conversion of the outstanding convertible loans of $199,159.

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
SEPTEMBER 30, 2002

(Unaudited)

NOTE 8 - STOCKHOLDERS' EQUITY (cont'd)

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

The following table summarizes information about stock option transactions for the nine month period ended September 30, 2002.

	Shares	Weighted Average Exercise Price	Expiry Date
Options outstanding
December 31, 2001	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised		-
Expired	-	-
September 30, 2002	13,300	$100.00	November 30, 2004

During the period the Company expensed $94,792 of previously deferred stock-based compensation relating to outstanding stock options which vested.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During 2002 the Company settled debt totaling $393,684 by the issuance of 5,720,000 shares at a price of $0.0571 per share resulting in a gain of $67,072.

See also Notes 4 and 6.

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

In the quarter ended September 30 2002, we intensified our evaluation of certain business opportunities which may cause our company to alter its business plan to focus on more traditional film and television marketing activities.

During the quarter ended September 30, 2002, we also continued our attempts to secure additional financing for our company. Unfortunately market conditions remained difficult. However, the Company did secure loans totalling $184,543 from unrelated third parties which enabled the Company to maintain operations at a minimal level.

In an effort to reduce our outstanding obligations, during the quarter we entered into settlement agreements with certain directors, officers, employees and consultants of our company wherein we issued 5,720,000 shares of our common stock in satisfaction of outstanding debts of approximately $393,684. These outstanding obligations arose as a result of services provided to the Company by these directors, officers, employees and consultants. These services, performed over a period of years, enabled the Company to continue operations and included management, accounting and audit preparation, international business services and marketing activities. This settlement released the Company from significant debt and avoided possible litigation.

We are still in our infancy as a viable commercial entity and consequently our focus over the past three years has been on the identification of market needs, development of our technology and product, www.onlinefilmandtvsales.com, and the branding of our company and product. We believe that we will generate revenues over the next three fiscal years from a combination of activities generated from upgrades to our website and a focus on more traditional film and television marketing services.

The upgraded website was launched on May 28, 2002. The upgrades included expanded marketing interactive tools, improved registration functionality, greater access to production and cast credits database and improved transaction functionality whereby deal memos are generated instantaneously online. In addition, we plan to hire experienced sales and marketing personnel to develop a sales and marketing program for feature film releases. We expect to generate revenues from these marketing activities.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 and September 30, 2001

The discussion set forth below relating to results of operations pertains to the comparison of the nine months ended September 30, 2002 and September 30, 2001.

REVENUES. InternetStudios recognized $Nil for the period ended September 30, 2002 as compared to $147,427 for the period ended September 30, 2001. The revenues from the period ended September 30, 2001 were from operating revenue sources. We recognized revenue from our customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system. Revenues ceased during this period as we focussed all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see the Company focus on more traditional film and television marketing efforts.

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

WEBSITE AND DEVELOPMENT EXPENSES. These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites. Website development costs as of September 30, 2002 were $nil. At September 30, 2001 website development costs were $16,281, none of which was capitalized under EITF 00-02. InternetStudios expects to incur additional website development and maintenance expense in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period ended September 30, 2002 were $674,903, of which $94,792 were non-cash related to stock based compensation, compared to $3,904,472 for the prior period. For the quarter ended September 30, 2001 these costs were $3,904,472, of which $1,276,980 were non-cash related to stock based compensation. These significant non-cash related items are based on our company's decision to expense the 1999 stock option plan and the reduction of these numbers is due to the amortization of the expenses under this plan.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, InternetStudios has financed its operations primarily from private placements and loans. As at September 30, 2002, InternetStudios had $6,487 in cash and cash equivalents as compared to $1,887 as at September 30, 2001. Since inception, InternetStudios has had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $223,628 for the nine months ended September 30, 2002 as compared to $1,180,369 for the nine months ended September 30, 2001. The net cash was used for minimal general operations. In addition, we realized some gain in settlement on debt as part of the reorganization. We realized a loss on the amortization of website development costs.

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

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to modify our company's business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2001 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Future Cash Requirements

We expect that further developments and the marketing of our traditional and web based services will lead to increased revenues in 2003 and 2004. Our plans indicate a requirement of approximately $500,000 to continue to expand our operations to the end of March 31, 2003, $150,000 of which is required to hire sales and marketing persons and to implement our sales and marketing program. The balance of $350,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses. We intend to receive the balance of the cash requirements through private placements or by debt financing.

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

To date, we have incurred regular operating losses and have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully develop our new business model and to generate significant operating revenues will depend on our ability to successfully modify our web services and to develop new marketing services.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self-sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to modify our company's business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2001 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

we expect to experience significant and rapid growth in the scope and complexity of our business as we proceed with the development OF OUR BUSINESS PLAN. if we are unable to hire staff to manage our operations, Our Growth Could Harm Our Future Business Results and may strain our managerial and operational resources.

As we proceed with the development of our website and other traditional services associated with our business plan, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our website, manage operations, handle marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

WE MUST DEVELOP A MARKETING PROGRAM TO GENERATE ANY SIGNIFICANT REVENUES

We will be required to develop a marketing campaign that will effectively demonstrate the advantages of our website and other traditional services. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our website and services. There can be no assurance that we will be able to establish adequate marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our website and other traditional services.

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

SINCE OUR SHARES ARE thinly traded and trading on the OTC:BB trading may be sporadic because it is not an exchange, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC:BB is often more sporadic than the trading of securities listed on an exchange or the Nasdaq Stock Market, Inc., you may have difficulty reselling any of our common shares.

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

ITEM 4 Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

On or about September 1, 2000, Steven J. Fredericks, our former acting President and Chief Financial Officer, brought an action in the Los Angeles Superior Court against our company and certain of our senior management alleging that he was wrongfully discharged from his employment with InternetStudios. The matter was referred to our insurance carrier who participated in settling the matter in April 2002 for $70,000. The insurance carrier agreed to pay $60,000 of the settlement amount as well as cover all attorney and legal fees incurred by InternetStudios. We agreed to pay the remaining $10,000 of which $5,000 has been paid as of November 14, 2002.

August Entertainment, Inc. brought an action against our company on September 7, 2000, in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. This matter was settled in December 2001. Pursuant to the terms of the settlement, we agreed to pay August Entertainment $70,000, of which $46,000 has been paid as of November 14, 2002.

Two former employees of OnlineFilmSales.com, LLC filed claims with the Labor Commissioner in the State of California. The first made a claim against InternetStudios with the Labor Commissioner's office on April 25, 2001 even though she was never directly employed by InternetStudios. The former employee alleged non-payment of wages plus interest and penalties. On July 10, 2001, she received an "Order, Decision or Award" (sic) from the Labor Commissioner against InternetStudios in the amount of $11,328.09. As of November 14, 2002, no payments have been made to this employee.

The second former employee filed his initial claim with the Labor Commissioner's office against InternetStudios and OnlineFilmSales.com, LLC on August 24, 2001 alleging non-payment of wages plus expenses, interest and penalties. On May 29, 2002, the former employee received an "Order, Decision or Award" (sic) from the Labor Commissioner against InternetStudios and OnlineFilmSales.com, LLC in the amount of $26,578.24. As of November 14, 2002, no payments have been made to this employee.

On or about September 5, 2001, Total Creative, Inc. filed a complaint in the Superior Court of Los Angeles against OnlineFilmandTVSales.com, Inc. for money allegedly due for work and services allegedly supplied by the claimant. On November 27, 2001, the claimant received a Default Money Judgement in the amount of $34,531.49. As of November 14, 2002, no payment has been made to Total Creative.

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

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

On August 15, 2002, we issued an aggregate of 5,720,000 common shares at a deemed price of $0.0571 per share to certain directors, officers, employees and consultants in settlement of outstanding obligations that totalled approximately $393,684. The amounts owing by our company were for services performed by these directors, officers, employees and consultants. The transaction was private in nature, and the shares were issued in reliance upon Regulation S or Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

ITEM 3 Defaults Upon Senior Securities

Not applicable.

ITEM 4 Submission of Matters To A Vote Of Security Holders

None.

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

On August 18, 2002, we filed a Form 8-K Current Report advising that on August 15, 2002 we filed our Form 10-QSB quarterly report for the period ended June 30, 2002 and attached to the current report the Certification of our Chief Executive Officer and our Chief Financial Officer in connection with implementation of the certification requirements contemplated by section 302 of the Sarbanes-Oxley Act.

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

10.1 Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Carraway Management Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001)

10.2 Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Spray Point Consulting Limited (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001)

10.3 Consulting Agreement dated February 1, 2002 between InternetStudios.com, Inc. and Emergent Capital Corporation

10.4 Consulting Agreement dated February 1, 2002 between InternetStudios.com, Inc. and Liddington Ltd.

10.5 Consulting Agreement dated April 1, 2002 between InternetStudios.com, Inc. and Livint Communications Ltd.

10.6 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Robert Maclean

10.7 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Nick Waddell

10.8 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Alex McKean

10.9 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Michael Edwards

10.10 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Livint Communications Ltd.

10.11 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Emergent Capital Corporation

10.12 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Liddington Ltd.

10.13 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Mark Rutledge

10.13 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Jesse Menzies

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
Date: November 14, 2002

/s/ Mark Rutledge
By: ______________________________
Mark Rutledge, Vice-Chairman, Secretary,
Treasurer and Director
Date: November 14, 2002

/s/ Mike Edwards
By: ______________________________
Mike Edwards, Chief Financial Officer
Date: November 14, 2002

CERTIFICATION

I, Robert MacLean, certify that:

1. I have reviewed this quarterly report on Form 10-Q of InternetStudios.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Robert Maclean
_______________________________
Robert Maclean
President and Chief Executive Officer

CERTIFICATION

I, Mike Edwards, certify that:

1. I have reviewed this quarterly report on Form 10-Q of InternetStudios.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mike Edwards
_______________________________
Mike Edwards
Chief Financial Officer