Form 10-K
period 2002-12-31
INTERNETSTUDIOS COM INC
filed 2003-04-01
CIK 1094365

This Form 10-K is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from [ ] to [ ]

Commission file number  000-27387

INTERNETSTUDIOS.COM, INC.
(Exact name of registrant as specified in its charter)
Nevada	134009696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1601 Cloverfield Boulevard 2nd Floor, South Tower Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code  888.784.6166

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.0001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

6,079,895 common shares @ $1.16(1) = $7,052,678
(1) Average of bid and ask closing prices on March 24, 2003.

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

10,234,205 common shares issued and outstanding as of March 24, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "InternetStudios" mean InternetStudios.com, Inc. and our wholly-owned subsidiaries, unless otherwise indicated.

Corporate Overview

We are an emerging entertainment media company. Our business model has evolved to incorporate innovative structures and technology to address the marketing, sales and releasing of filmed entertainment. The current business direction includes the acquisition of existing libraries of motion pictures and television programming which will be marketed and sold internationally under a new brand. We will also utilize its existing online platform to maximize revenues from filmed entertainment. Additional near term plans include the formation of an entity which we will use to release motion pictures and the further acquisition of undervalued entertainment assets.

Our principal executive and head offices are located at 1601 Cloverfield Boulevard, 2nd Floor, South Tower, Santa Monica, California. Sales and marketing operations are primarily based out of our head office. Research, development and technical support offices are located at 1040 Hamilton Street, Vancouver, British Columbia.

History

We are a Nevada corporation, incorporated on April 14, 1998 under the name "The Enterprise, Inc." For a period of time prior to December 14, 1998, we were engaged in the word processing business. We changed our name to eHealth.com, Inc. in anticipation of acquiring a license to software technology for the health industry, however the acquisition was never consummated.

On September 21, 1999, we changed our name to "InternetStudios.com, Inc." Since that date, we have been in the business of providing web-based solutions for the entertainment industry. We own a proprietary online platform and database to transact film and television rights.

We have the following subsidiaries:
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

(1) OnlineFilmSales.com, LLC owns 100% of the membership interests of Online Films, LLC, a private Delaware limited liability company which originated our business of compiling an online database of filmed entertainment and facilitating a digital marketplace targeted at the entertainment industry. Both Online Films, LLC and OnlineFilmSales.com, LLC are inactive.

(2) ReporterTV.com, LLC is a Delaware Limited Liability Company. OnlineFilmSales.com, LLC holds 75% of the economic interest in this company and has a 100% voting interest. ReporterTV.com, LLC is currently inactive.

(3) StudioBuzz.com, LLC is a Delaware Limited Liability Company. OnlineFilmSales.com, LLC holds 50% of the economic interest in this company and has a 100% voting interest. StudioBuzz.com, LLC is an inactive company.

(4) OnlineFilmandTVSales is a California Corporation. Pursuant to an Agreement and Plan of Merger dated May 5, 2000, by and among InternetStudios, OnlineTVSales.com Inc., TAMNW Inc. and itstv.com, we acquired all the capital stock of itstv.com. Itstv.com was a web-based resource for television programming. On November 16, 2000, OnlineTVSales.com, Inc. changed its name to OnlineFilmandTVSales.com, Inc. Its operations were merged with those of OnlineFilmSales. OnlineFilmandTVSales.com, Inc. is an inactive company.

(5) On February 21, 2000, InternetStudios formed InternetStudios.com UK Limited, a private limited liability company incorporated in England. InternetStudios.com UK amended its name to InternetStudios UK Limited on September 25, 2000, has no employees and does not carry on business. This is an inactive company.

(6) On June 29, 2000, InternetStudios formed InternetStudios Entertainment Finance ("IEF") to provide interim financing for the production of filmed entertainment projects with budgets between $2 million and $8 million. This is an inactive company.

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

Business Overview

Through our online platform, www.oftvs.com, we provide an enterprise solution complete with transactional capabilities for the licensing of filmed entertainment, complementary technology to track such transactions, and relevant and timely industry data and information. We are also in the process of acquiring existing libraries of motion pictures and television programming, which will be marketed and sold using traditional marketing methods and our online platform. We anticipate that this will yield multiple revenue streams including:

- DVD and VHS sales through the acquisition of the library of motion pictures from Bigle as discussed below;

- Subscription fees for use of our online platform;

- Sales revenue from content owned or brokered by our company; and

- Marketing fees for email campaigns, creation of online marketing campaigns and co-marketing ventures for non-InternetStudios' owned films.

In addition, we are actively seeking to acquire additional entertainment assets including the right to remake previously released motion pictures.

In March 2002, we entered into a marketing partnership with DISCOP to develop an enterprise version of our OnlineFilmandTVSales platform. DISCOP is managed by Key3Media East, a division of the Key3Media Group, Inc. We were chosen exclusively by DISCOP to create and develop the look of the site called Discop+. During the year, Key3Media, DISCOP's parent company, went bankrupt and accordingly we will not be proceeding forward with DISCOP.

Trocadero Film Library

On February 13, 2003, we entered into a Letter of Intent with Dominque Bigle to acquire Bigle's library of over 1,500 motion pictures. In consideration for acquiring the library of motion pictures, we agreed to issue to Bigle one million (1,000,000) common shares of our capital stock and to pay him $300,000. As of March 14, 2003, we have paid $50,000 to Bigle as a deposit towards the acquisition. We expect to complete this acquisition on or before May 1, 2003.

Once this acquisition is complete, we intend to exploit the library of motion pictures by selling those pictures on digital video disc and on video on demand and we will market the products through the internet using our proprietary technology platform as well as traditional marketing means. We anticipate that Bigle will be engaged by us and will be responsible for the exploitation of and maximization of revenues from this library of motion pictures.

We also intend to continue to explore other available business opportunities whereby we can add to our library of filmed entertainment assets and build a niche-oriented digital video disc releasing and merchandising company.

Industry Description

Following a decade of mergers and restructuring, the entertainment industry now comprises seven major film distributors/studios: Sony Pictures, Paramount, Twentieth Century Fox, Warner Brothers, The Walt Disney Company, MGM/UA and Universal. Today, the major studios are multi-national, multi-media, and mass marketing communication complexes with wholly-owned distribution operations throughout the world. In addition to these major seven, there are numerous independent production and distribution companies.

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

The proliferation of distribution platforms, including digital video disc, video on demand and digital cable is rapidly expanding the global market for filmed entertainment. Just as record buyers embraced the compact disc format years ago, movie viewers have taken to the digital video disc. We expect that digital video disc sales will increase significantly in the next couple of years.

One of the other trends expected to dominate the next decade is the continuation of the focus on remakes and sequels of old motion pictures. In the 1990's, Hollywood produced over 100 remakes of old motion pictures. We believe that there are significant market opportunities to create efficiencies in the market through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

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

Competition

We compete with the major studios, numerous independent motion picture and television companies. In addition, our filmed entertainment library competes for audience acceptance with those of other companies. The success of any of our products is dependent not only on the quality and acceptance of a particular motion picture or television program but also on the quality and acceptance of other competing filmed entertainment released into the marketplace at or near the same time.

To date, no substantial barriers to entry into the online business to business marketplace for filmed entertainment industry exist. Increased competition from new entrants could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than would otherwise be established or obtained, and thus could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal competitive factors in our market are:

- filmed entertainment rights industry connections;

- brand recognition;

- selection;

- variety of value-added services;

- ease of use, site content;

- user and advertiser fulfilment;

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

Technology

Our technology platform has been designed to support rapid, scalable deployment of buyer and seller services both online and offline to enhance the value for our customers which can range in size from small to large companies. Our platform creates value for our customers by saving costs and increasing sales of filmed entertainment.

All production equipment is co-located at the NetNations Data Center in Vancouver, British Columbia, Canada and is monitored 24 hours a day by the NetNations Operations Center. NetNations also provides secondary support to the production environment.

We will continually look to expand and stabilize the performance of its web servers, optimize the performance of its network servers and ensure the stable performance of its entire network. We may not be successful in its ongoing efforts to upgrade its systems, or if it does successfully upgrade its systems, we may not do so on time and within budget.

Intellectual Property

We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We maintain confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with which we conduct business to limit access to and disclosure of our proprietary information. Any contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies.

InternetStudios became a registered mark with the United States Trademark and Patent Office's Supplemental Registry effective April 2, 2002. In addition, we have registered the following domain names: internetstudios.com, onlinefilmsales.com, oftvs.com, ismedia.biz and ismedia.us.

Employees

As of March 24, 2003, we employed six people, four in the area of corporate administration and two in sales and marketing. We also have four independent contractors providing management consulting services and capital raising services. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We are an early stage company and have not earned any significant revenues which makes it difficult to evaluate whether we will operate profitably.

To December 31, 2002, we have incurred regular operating losses and have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully acquire additional filmed entertainment assets, to utilize our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain a brand name for our products and to attract new and maintain old users of our services.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our website to be profitable. Our management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements. In addition, our management expects cash flow from operations to increase over the next year. These factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2002 audited financial statements. Our future will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues, which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

Failure to manage future growth may adversely affect our business.

If our management is unable to manage growth effectively, then our operations could be adversely affected. We will need to add staff to market our library and website, manage operations, and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

We must develop a marketing program to generate any significant revenues.

We will be required to develop a marketing campaign that will effectively make buyers aware of our filmed entertainment library as well as demonstrate the advantages of our website and services. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our library and website services. There can be no assurance that we will be able to establish adequate marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our website and services.

Our success depends on our personnel.

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

Our success depends on external factors in the film and television industry.

Operating in the television and film distribution industry involves a substantial degree of risk. Each television program and motion picture is a unique piece of art that depends on unpredictable audience reaction to determine commercial success. There can be no assurance that our television programs and feature films will be favorably received and even if our products are initially successful, the popularity of any given program may diminish over time.

We face competition.

The sale and distribution of filmed entertainment is a highly competitive business. Many of our competitors are larger and better capitalized than us and have existing distribution channels. In addition, the number of films or television products released in any given period may create an oversupply of product in the market, and that may reduce our share of potential sales and make it more difficult for the films in our library to succeed.

We face inherent international trade risks.

Selling and distributing filmed entertainment around the world results in a percentage of our revenue coming from sources outside of North America. Consequently, our business is subject to certain risks inherent in international trade, many of which are beyond our control. These risks include:

- changes in laws and policies affecting trade;

- changes to laws and policies related to investments and taxes;

- varying degrees of protection for intellectual property;

- instability of foreign economies and governments; and

- cultural barriers.

These factors can adversely affect our business and result of operations.

Since our shares are thinly traded and trading on the OTCBB trading may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or the Nasdaq Stock Market, Inc., you may have difficulty reselling any of our common shares.

Trading of our stock may be restricted by the United States Securities and Exchange Commission's ("SEC") penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception and we do not anticipate paying any such dividends for the foreseeable future.

Item 2. Properties.

We sublease office space at 1601 Cloverfield Boulevard, 2nd Floor, South Tower, Santa Monica, California. These offices are rented on a month-to-month basis for $225 per month. This is where our principal execute offices are located.

We also lease office space at 1040 Hamilton Street, Vancouver, British Columbia on a month to month basis. This office is approximately 3,000 square feet in size. The monthly rental is $3,684 (CDN$5,500) which includes operating costs.

We believe that our existing facilities are adequate for our needs through at least the end of 2003. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

The leases on our previous offices in Santa Monica, California and London, England expired and we vacated our premises.

Item 3. Legal Proceedings.

Other than set out below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Three of our former employees have received judgments against us. One received a Stipulated Judgment against us in the amount of $10,000 from the Los Angeles County Superior Court on April 10, 2002. Two have received an Order, Decision or Award from the Labour Commissioner of California. The first was awarded against OnlineFilmSales.com, LLC in the amount of $11,328.09 on July 10, 2001; the second was awarded against InternetStudios and OnlineFilmSales.com, LLC in the amount of $26,578.24 on May 29, 2002. As of March 24, 2003, no payments have been made to any of these former employees.

August Entertainment, Inc. brought an action against us on September 7, 2000, in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. This matter was settled in December 2001. Pursuant to the terms of the settlement, we agreed to pay August Entertainment $70,000, of which $46,000 has been paid as of March 24, 2003.

On or about September 5, 2001, Total Creative, Inc. filed a complaint in Los Angeles County Superior Court against OnlineFilmandTVSales.com, Inc. for money allegedly due for work and services allegedly supplied by the claimant. On November 27, 2001, the claimant received a Default Money Judgment in the amount of $34,531.49. As of March 24, 2003, no payment has been made to Total Creative.

On November 5, 2001, we agreed to an Arbitration Award, from the American Arbitration Association, in favor of Sitrick and Company in the sum of $42,000 on the condition that the Award not be confirmed or entered as a judgment in California or any other jurisdiction until after February 5, 2002. We are currently in negotiation with Sitrick and Company to reach an amicable resolution of Sitrick's claim for money owed and there are no plans to have the Award entered as a judgment.

Certain former employees as well as potential creditors have indicated an intention to pursue alleged claims against us by taking legal action. To date no actions have been filed against us. In our management's opinion, any actions that may arise from these claims are immaterial to us or are without significant merit.

On November 15, 2002, the Hollywood Reporter Incorporated commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry). Hollywood's claim is for debt arising for the failure to pay of advertising published in Hollywood's periodical. The amount of the claim is $8,843 plus costs and interest. We have filed a Statement of Defence and intend to defend this lawsuit.

Although no assurance can be given as to the outcome of any potential lawsuit, we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations and we intend to vigorously defend against any action.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

On August 17, 1998, our common stock began trading on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Enterprise Inc" and under the symbol "ETPS". On April 7, 1999, the symbol was changed to "EHLC", and on September 23, 1999, the symbol was changed to "ISTS". Our common stock was removed from the OTCBB on September 27, 2001. On December 6, 2001, our common stock began trading under the symbol "ISTO". On August 23, 2002, our common shares were reinstated for trading on the NASD OTC Bulletin Board. The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2001and 2002. The bid information was obtained from BigCharts.com and reflects interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High(1)	Low(1)
December 31, 2002	$1.20	$0.48
September 30, 2002	$0.50	$0.26
June 30, 2002	$0.45	$0.28
March 31, 2002	$0.30	$0.03
December 31, 2001(1)	$0.60	$0.01
September 30, 2001	$16.00	$0.80
June 30, 2001	$48.00	$14.00
March 31, 2001	$92.00	$35.60

(1) On December 6, 2001, we effected a 20 for 1 reverse split of our common stock, as a result all stock prices have been adjusted on a post-split basis.

On March 24, 2003, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.20.

As of March 24, 2003, there were approximately 89 holders of record of our common stock. As of such date, 10,234,205 common shares were issued and outstanding.

Our common shares are issued in registered form. Computershare Trust Company of Canada, 401 - 510 Burrard Street, Vancouver, British Columbia, Canada, V6C 3B9 (Telephone: 604.661.0271; Facsimile 604.685.3694 is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On December 16, 2002, we issued an aggregate of 188,100 common shares at a deemed price of $0.50 per share to a number of private investors. The transaction was private in nature, and the shares were issued in reliance upon Regulation S or Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Equity Compensation Plan Information

We adopted two stock option plans entitled the 1999 Non-U.S. Stock Option Plan and the 1999 U.S. Stock Option Plan. Both of these plans were approved by our shareholders on January 18, 2000.
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (1)
Non-U.S. Stock Option Plan	13,300	$100	25,000
U.S. Stock Option Plan	Nil	N/A	50,000

(1) These numbers reflect a 20 to 1 reverse stock split which we effected on December 6, 2001.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five fiscal years ended December 31, 2002 is derived from our consolidated audited financial statements which were examined by our independent chartered accountants. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 of this annual report on Form 10-K. The statement of operations data and the balance sheet data are derived from our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States.

Selected Consolidated Financial Data

Statement of Operations(1)(2)
Fiscal Year Ended December 31
	2002	2001	2000	1999	1998
Sales	--	$82,555	$137,736	--	--
Expenses:
Cost of sales	--	--	--	--	--
Sales and marketing	--	$222,061	$2,780,920	$126,476	--
Research and development	--	$16,281	$5,678,683	$632,943	--
General and administrative and other	$2,189,896	$10,223,077	$28,667,565	$1,971,392	$16,137
Total expenses	$2,189,895	$10,461,419	$37,127,168	$2,730,811	$16,137
Net loss from Operations	$2,189,896	$10,378,864	$36,989,432	$2,746,948	$16,137
Loss on Impairment of Goodwill	--	$15,462,534	--	--	--
Other Expenses	($986,025)	$1,012,029	($783,764)	--	--
Net income (loss) attributable to common stockholders	($1,203,871)	($26,853,427)	($36,205,668)	($2,746,948)	($16,137)
Basic and diluted net loss per common share	($0.20)	($32.72)	($48.30)	($9.68)	($0.22)
Weighted average number of common stock and common stock equivalents outstanding used in basic and diluted per share calculation	5,983,890	820,731	749,645	283,798	76,407

Balance Sheet(1)(2)
Fiscal Year Ended December 31
	2002	2001	2000	1999	1998
Cash and Cash Equivalents	$2,617	--	$700,068	$661,124	$10,025
Working Capital (deficiency)	($1,154,759)	($2,405,063)	$796,488	$792,819)	$1,963
Total assets	$37,754	$2,354,774	$25,768,567	$14,151,685	$31,025
Current liabilities	$1,192,513	$3,003,175	$1,124,896	$531,453	$8,862
Long Term Liabilities	--	--	--	--	--
Total Liabilities	$1,192,513	$3,003,175	$1,124,896	$531,453	$8,862
Total stockholders' equity (deficiency)	($1,154,759)	($648,401)	$24,643,671	$13,620,232	$22,163

(1) See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

(2) Comparability of Results - The consolidated selected financial data set forth above is derived from the continuing financial statements of Internetstudios.com, Inc., a company incorporated under the State of Nevada in 1998. Internetstudios.com, Inc.'s common shares are quoted on the OTC Bulletin Board. The consolidated financial statements are a continuation of the financial statements of the accounting acquirer, Internetstudios.com, Inc.

	2002	2001	2000	1999	1998
Revenue	$ -	$82,555	$137,736	$ -	$ -
Direct Costs
Selling, general and administrative	828,636	4,997,848	20,629,094	2,730,811	16,137
Amortization	1,361,260	5,452,290	8,370,325	-
Loss on disposition of furniture and equipment		544,523	-	-
Lawsuit settlements	52,500	132,500	-	-
Impairment provision for goodwill		15,462,534	-	-
Net income (loss)	(1,203,871)	(26,853,427)	(36,205,66)	(2,730,811)	(16,137)
Net income (loss) per share	(0.20)	(32.72)	(48.20)	(0.32)	(0.01)
Total assets	37,754	2,354,774	25,768,567	14,151,685	31,025

The assets of Online Films, LLC are included in the total assets. The loss from continuing operations includes the losses of Online Films, LLC since October 1, 1999.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are an emerging Entertainment Media Company. Our business model has evolved to incorporate innovative structures and technology to address the marketing, sales and releasing of filmed entertainment. The current business direction includes the acquisition of existing libraries of motion pictures and television programming which will be marketed and sold internationally under a new and exciting brand. We will also utilize its existing online platform to maximize revenues from filmed entertainment. Additional near term plans include the formation of a releasing entity and the further acquisition of undervalued entertainment assets.

We are focused on acquiring undervalued assets to exploit through our proprietary online platform as well as through traditional marketing means.

Results of Operations for the fiscal years ended December 31, 2002 and December 31, 2001

The discussion set forth below relating to results of operations pertains to the comparison of the fiscal years ended December 31, 2002 and 2001.

Revenues

We have recognized revenues to date of $220,921, all of which are from operating revenues sources. We recognized $nil revenues in the year ended December 31, 2002 as compared to $82,555 for the previous year. Historically we have recognized revenue from our customers listing material on the oftvs website as well as revenues from transactions consummated by buyers and sellers using the oftvs platform. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Advertising and Marketing Expenses

For the year ended December 31, 2002, we had no expenses related to advertising and marketing as compared to $222,061 for the year ended December 31, 2001. The decrease of advertising and marketing expenses is a result of the implementation of the restructuring plan.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses, excluding website development costs, for the period ended December 31, 2002 were $828,636 as compared to the year ended December 31, 2001 were $4,770,787. Our general and administrative expenses, excluding website development costs, for the period from inception and the year ended December 31, 2002 were $27,539,100 of which $10,925,152 were non-cash related to stock based compensation. The decrease of general and administrative expenses is primarily a result of the implementation of a restructuring plan that resulted in a reduction in personnel costs, lease and office costs, and a reduction in legal and accounting fees.

Summary

Presently, we have no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, our acquiring additional filmed entertainment assets, the successful and sufficient market acceptance of our products and online platform and achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Net Loss

Our net loss was $1,203,871 and $26,853,427 for the fiscal years ended December 31, 2002 and 2001 respectively. The primary reason for the reduction in net loss is due to the implementation of our restructuring plan in 2001 that involved the writedown of goodwill, the reduction in personnel, office lease commitments and subsequent writedown on disposal of assets, Management feels that the restructuring plan is now complete and that ongoing net loss and/or gain will be a result from operations.

Results of Operations for the fiscal years ended December 31, 2001 and December 31, 2000

The discussion set forth below relating to results of operations pertains to the comparison of the fiscal years ended December 31, 2001 and 2000.

Revenues

InternetStudios has recognized revenues to date of $220,921, all of which are from operating revenues sources. We recognize revenue from our customers listing material on the OFTVS website as well as revenues from transactions consummated by buyers and sellers using the OFTVS system.

Cost of Revenues

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

Advertising and Marketing Expenses

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

Website and Development Expenses

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

General and Administrative Expenses

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

Liquidity and Capital Resources

From inception, we have financed our operations entirely from private placements and loans. As at December 31, 2002, we had $2,617 in cash and cash equivalents as compared to $nil at December 31, 2001. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $393,448 for the year ended December 31, 2002 as compared to $1,538,694 for the year ended December 31, 2001. Net cash used in operating activities was $18,576,291 for the period from inception to the year ended December 31, 2002. The net cash was used for minimal general operations. In addition, in 2002, we realized a gain in settlement on debt of $153,280 and a gain on the write off of accounts payable of $796,820 as part of the reorganization. We realized a loss on the amortization and write down of website development costs of $1,361,260.

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

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. We have recently engaged an investment bank to act as placement agent for any debt and equity offerings. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to continue to modify our company's business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company's ability to continue as a going concern as described in Note 2 to the Financial Statements. The future operations of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues, which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

Future Cash Requirements

We have engaged CapStone Investments, an investment bank to assist us in securing additional capital through a combination of offering debt and securities in our company.

We expect that the implementation of our new business strategy will lead to increased revenues in 2003 and 2004. Our plans indicate a requirement of approximately $500,000 to continue to expand our operations to the end of June 30, 2003, $250,000 of which is required to complete the acquisition of the library of motion pictures. The balance of $250,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel, other general operating expenses and to implement our digital video disc sales and marketing program. We intend to raise the balance of the cash requirements through private placements or by debt financing.

In addition, over the next twelve months, our capital plan contemplates the company raising $10 million in order to implement our new business strategy. Seven ($7) million of this amount will be used to acquire media assets, which in the company's opinion are undervalued and exploitable in the digital video disc format and in the near future through emerging technologies. We have identified a number of opportunities in this regard. These acquisitions will also enable us to create remakes or sequels of existing motion pictures. Two ($2) million of this financing will be used to re-master motion pictures from the Trocadero Library for release on digital video disc and to create a menu of added features. We intend to role out a minimum of 20 digital video disc in the next 18 month period. The remaining $1 million will be set aside for operating expenses for the company.

Plan of Operations

Our primary objective over the twelve months ending December 31, 2003 will be to build a niche distribution platform to maximize revenues from filmed entertainment content in all formats through the building a brand, the re-labelling of classic content and strict asset management. We intend to focus on creating efficiencies through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

Additionally, we intend to assemble a major library of filmed content by expanding the number of copyrights and distribution rights that InternetStudios owns, represents or brokers, which will generate growth and annuity income.

We will continue to utilize our online platform at www.oftvs.com and at the same time complete development of an off-line filmed entertainment catalogue management systems, which will communicate with the online marketplace.

Sales and Marketing

The digital video disc format for movies has experienced unprecedented popularity and has driven a global swell of consumer demand for movies on disk, both for new releases and for older catalogue titles. Domestic digital video disc revenues reached $8.4 billion in 2002.

InternetStudios intends to capitalize on this opportunity by providing mainstream-friendly entertainment with worldwide commercial appeal in a low-risk, cost-efficient manner. We plan to exploit our own films in digital video disc format from the Trocadero Library featuring special features and to acquire high quality assets that will be exploitable from a video and ancillary media perspective.

As part of this plan, we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation and Best Buy Co. Inc., and others who buy large volumes of digital video disc's to sell directly to the consumer in international markets.

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

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation". The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for our company for the year ended December 31, 2002.

The implementation of these new standards is not expected to have a material effect on the our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We have adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and development costs incurred subsequent to June 30, 2000, associated with the Company's Web Sites were recorded in accordance with EITF 00-2. Website development costs of $2,639,668 were capitalized in 2000 and were being amortized on the straight-line method over a period of 3 years. At December 31, 2002 unamortized website development costs of $471,638 were written off as we have determined that these costs no longer meet the criteria for deferral.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Data
Fiscal 2002	1st Quarter Fiscal 2002	2nd Quarter Fiscal 2002	3rd Quarter Fiscal 20021	4th Quarter Fiscal 2002	Fiscal 2002
Revenues	$-	$-	$-	$-	$-
Cross Profit	$-	$-	$-	$-	$-
Net Loss	$(750,719)	$(185,781)	$(218,532)	$(48,839)	$(1,203,871)
Basic and Diluted Loss per share	$(0.18)	$(0.05)	$(0.03)	$(0.01)	$(0.12)

Fiscal 2001	1st Quarter Fiscal 2001	2nd Quarter Fiscal 2001	3rd Quarter Fiscal 2001	4th Quarter Fiscal 2001	Fiscal 2001
Revenues	$60,930	$-	$21,625	$-	$82,555
Cross Profit	$-	$-	$-	$-	$-
Net Loss	$(5,739,800)	$(18,732,613)	$(779,712)	$(1,601,302)	$(26,853,427)
Basic and Diluted Loss per share	$(7.40)	$(23.60)	$(1.00)	$(1.96)	$(32.72)

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 15, 2003

Consolidated Balance Sheets as at December 31, 2002 and 2001

Consolidated Statements of Operations for the period from April 14, 2998 (incorporation) to December 31, 2002

Consolidated Statements of Cash Flows for the year ended December 31, 2002, December 31, 2001 and for the period from April 14, 1998 (incorporation) to December 31, 2002

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 14, 1998 (incorporation) to December 31, 2002

Notes to the Consolidated Financial Statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUDITORS' REPORT

To the Stockholders and Board of Directors of Internetstudios.com, Inc.

We have audited the consolidated balance sheets of Internetstudios.com, Inc. as at December 31, 2002 and 2001 and the statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.

"LaBonte & Co."

CHARTERED ACCOUNTANTS

Vancouver, B.C.

March 15, 2003

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 15, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

"LaBonte & Co."

CHARTERED ACCOUNTANTS

Vancouver, B.C.

March 15, 2003

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
	December 31, 2002	December 31, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,617	$ -
Taxes recoverable	35,137	24,305
Accounts receivable	-	969
Loans receivable from related party (Note 4)	-	373,679

	37,754	398,953

WEBSITE DEVELOPMENT COSTS	-	1,361,260

LOANS RECEIVABLE (Note 4)	-	594,561

	$ 37,754	$ 2,354,774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ -	$ 4,428
Accounts payable and accrued liabilities	778,288	2,157,435
Loans payable (Note 5)	414,225	632,153
Due to related parties	-	10,000

	1,192,513	2,804,016

CONVERTIBLE LOANS (Note 6)	-	199,159

	1,192,513	3,003,175

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 8)
Common stock, $.0001 par value, 10,000,000 shares authorized
10,216,705 shares issued and outstanding (2001 - 820,742 shares)	2,583	1,643
Additional paid-in capital	65,852,572	65,250,791
Deferred compensation	-	(94,792)
Deficit accumulated during the development stage	(67,009,914)	(65,806,043)

	(1,154,759)	(648,401)

	$ 37,754	$ 2,354,774

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended December 31, 2002	Year ended December 31, 2001	April 14, 1998 (inception) to December 31, 2002

REVENUE	$ -	$ 82,555	$ 220,291

OPERATING EXPENSES
General and administrative	828,636	4,770,787	27,539,100
Sales and marketing	-	222,061	3,129,457
Amortization of goodwill	-	4,541,803	12,737,424
Amortization and write-off of website development costs	1,361,260	972,710	2,779,668
Website development costs	-	16,281	6,327,907

	2,189,896	10,523,642	52,513,556

Loss from operations	(2,189,896)	(10,441,087)	(52,293,265)

Other income (expenses)
Interest income (expense)	(16,575)	37,049	223,890
Minority interest in loss of subsidiary	-	-	506,250
Loss on impairment of loans receivable	-	(309,832)	(309,832)
Loss on disposal of furniture and equipment	-	(544,523)	(544,523)
Loss on impairment of goodwill	-	(15,462,534)	(15,462,534)
Gain (loss) on settlement of lawsuits	52,500	(132,500)	(80,000)
Gain on settlement of debts (Notes 4 and 8)	153,280	-	153,280
Gain on write off of disputed accounts payable	796,820	-	796,820

NET LOSS FOR THE YEAR	$ (1,203,871)	$ (26,853,427)	$ (67,009,914)

BASIC NET LOSS PER SHARE	$ (0.20)	$ (32.72)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,983,890	820,731

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2002	Year Ended December 31, 2001	April 14, 1998 (inception) to December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (1,203,871)	$ (26,853,427)	$ (67,009,914)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	889,622	5,586,469	15,399,224
Bad debts	-	46,087	46,087
Loss on disposal of furniture and equipment	-	544,523	544,523
Loss on impairment of goodwill	-	15,462,534	15,934,172
Loss on write-off of website development costs	471,638	62,223	533,861
Loss on impairment of loans	-	309,832	309,832
Compensation expense related to stock and stock options	94,792	1,561,356	12,581,300
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	(153,280)		(153,280)
Gain on write-off of accounts payable	(796,820)	-	(796,820)
Changes in operating assets and liabilities:
Restricted cash	-	435,000	-
Accounts receivable	969	10,262	(46,087)
Taxes recoverable	(10,832)	31,380	(17,174)
Prepaid expenses	-	138,096	(117,685)
Accounts payable and accrued liabilities	314,334	1,178,663	2,007,676
Deferred revenue	-	(148,625)	-

CASH USED IN OPERATING ACTIVITIES	(393,448)	(1,538,694)	(18,576,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	(23,324)	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(23,324)	(3,620,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(4,428)	4,428	-
Loans receivable	50,000	26,210	(1,201,609)
Loans payable	273,543	632,153	905,696
Convertible loan payable	-	199,159	199,159
Net proceeds on sale of common stock	76,950	-	22,295,935

CASH FLOWS FROM FINANCING ACTIVITIES	396,065	861,950	22,199,181

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,617	(700,068)	2,617

CASH AND EQUIVALENTS, BEGINNING OF YEAR	-	700,068	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 2,617	$ -	$ 2,617

Supplemental cash flow information: See Notes 4, 6, and 9.

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD APRIL 14, 1998 (INCEPTION) TO DECEMBER 31, 2002
	Number of shares	Amount	Additional paid in capital	Deferred compensation	Deficit accumulated during the development stage	Total

Common stock issued for cash	7,117,200	$ 712	$ 37,558	$ -	$ -	$ 38,300
Net loss for the period	-	-	-	-	(16,137)	(16,137)

Balance at December 31, 1998	7,117,200	712	37,558	-	(16,137)	22,163
Common Stock issued for acquisition of Online Films LLC	5,632,800	563	11,828,317	-	-	11,828,880
Common Stock issued for cash pursuant to Regulation S offering	562,500	56	4,499,944	-	-	4,500,00
Net loss for the year ended December 31, 1999	-	-	-	-	(2,730,811)	(2,730,811)

Balance at December 31, 1999	13,312,500	1,331	16,365,849		(2,746,948)	13,620,232
Common Stock options granted for services	-	-	5,019,895	(5,019,895)	-	-
Amortization of deferred compensation	-			2,483,091	-	2,483,091
Common Stock issued for cash pursuant to Regulation S offering	437,500	44	3,499,956	-	-	3,500,000
Exercise of employee stock options	66,044	7	842,054	-	-	842,061
Common stock issued for cash pursuant to Regulation D offerings, net of costs	1,445,000	145	14,180,685	-	-	14,180,830
Common stock issued for acquisition of itstv.com	120,000	12	1,859,988	-	-	1,860,000
Common stock warrants issued for acquisition of itstv.com	-	-	1,119,375	-	-	1,119,375
Common stock issued for services	27,000	3	(3)	-	-	-
Acquisition of minority interest in OnlineFilmSales.com	-	-	11,400,000	-	-	11,400,000
Common stock equity interest issued for services	-	-	7,600,000	-	-	7,600,000
Conversion of LLC membership	250,000	25	4,243,725	-	-	4,243,750
Net loss for the year ended December 31, 2000	-	-	-	-	(36,205,668)	(36,205,668)

Balance at December 31, 2000	15,658,044	1,567	66,131,524	(2,536,804)	(38,952,616)	24,643,671
Conversion of Class B Membership	156,800	16	(16)		-	-
Conversion of Class B Membership	600,000	60	(60)		-	-
Amortization of deferred compensation	-	-	-	1,561,356	-	1,561,356
Reversal of deferred compensation	-	-	(880,657)	880,656	-	(1)
20 to 1 Rollback	(15,594,102)	-	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	(26,853,427)	(26,853,427)

Balance at December 31, 2001	820,742	1,643	65,250,791	(94,792)	(65,806,043)	(648,401)

Common stock issued for debt	3,487,863	349	198,810	-	-	199,159
Common stock issued for debt	5,720,000	572	326,040	-	-	326,612
Common stock issued for cash, net of finder's fee of $8,550 and 17,100 shares	188,100	19	76,931	-	-	76,950
Amortization of deferred compensation	-	-	-	94,792	-	94,792

Net loss for the year ended December 31, 2002	-	-	-	-	(1,203,871)	(1,203,871)

Balance at December 31, 2002	10,216,705	2,583	$ 65,852,572	$ -	$ (67,009,914)	$ (1,154,759)

The accompanying notes are an integral part of these consolidated financial statements
INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc. The Company is emerging entertainment media company. It's business model has evolved to incorporate innovative structures and technology to address the marketing, sales and releasing of filmed entertainment. The current business direction includes the acquisition of existing libraries of motion pictures and television programming which will be marketed and sold internationally under a new and exciting brand. The Company will also utilize its existing online platform to maximize revenues from filmed entertainment. Additional near term plans include the formation of a releasing entity and the further acquisition of undervalued entertainment assets.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of December 31, 2002, the Company had a working capital deficiency of $1,154,759 and has significantly reduced the scope of operations due to the lack of operating capital.

In view of the matters described in the preceding paragraph, there is substantial doubt regarding the Company's ability to continue operations as a going concern. The continued operations of the Company are dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management of the Company has taken steps to revise and reduce its operating requirements, which it believes will be sufficient to assure continued operations and implementation of the Company's plans. These steps include expense reductions in staffing, marketing and consulting, as well as a decrease in operating costs.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

The financial statements include the accounts of the Company and its inactive subsidiaries: OnlineFilmSales.com LLC, InternetStudios UK, Ltd., InternetStudios Entertainment Finance, Inc., and OnlineFilmandTVSales.com, Inc.; in turn, OnlineFilmsSales.com, LLC owns membership interests in two inactive limited liability companies, ReporterTV.com LLC and StudioBuzz.com LLC (collectively, "the Company"). All intercompany accounts and balances have been eliminated in consolidation.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Website Development Costs

The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and development costs incurred subsequent to June 30, 2000, associated with the Company's Web Sites were recorded in accordance with EITF 00-2. Website development costs of $2,639,668 were capitalized in 2000 and were being amortized on the straight-line method over a period of 3 years. At December 31, 2002 unamortized website development costs of $471,638 were written off as the Company has determined that these costs no longer meet the criteria for deferral.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

NOTE 5 - LOANS PAYABLE

The Company is indebted in the amount of $125,000 plus accrued interest of $15,682 by promissory notes bearing interest at 12% per annum. The notes were due on May 25, 2001. The company has received demands for payments on $90,000 of these notes. The Company is in negotiations to settle these amounts.

The Company also has a loan payable outstanding of $273,543, which is unsecured, bears no interest and has no specific terms of repayment.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

During 2002, the Company paid a total of $137,915 pursuant to oral consulting agreements with its current officers and directors..

During 2000, the Company loaned a total of approximately $535,000 to an executive officer of the Company and a film production company owned and managed by this executive officer. Advances under the loan agreement were collateralized by all of the assets of the related company, bore interest at the prime rate plus 3% until March 31, 2001 and were due on demand. During the year ended December 31, 2001, due to uncertainty of recovery the Company recorded an impairment provision of $309,832 leaving a balance outstanding at December 31, 2001 of $373,679. During 2002 the Company received payment relating to this loan totalling $50,000 and the balance of this loan receivable was assigned to creditors in settlement of outstanding debts of the Company. Refer to Note 4.

NOTE 8 - STOCKHOLDERS' EQUITY

During December 2001 the Company completed a 20:1 roll-back of outstanding common shares which reduced the number of issued and outstanding shares from 16,414,844 to 820,742 shares.

During January 2002 the Directors approved a resolution to issue a maximum of 5,720,000 shares of common stock to certain directors, officers and employees in settlement of outstanding obligations that totaled $393,684. These obligations were settled at a price of $0.0571 per share resulting in a gain on settlement of debt of $67,072. These shares were issued on August 15, 2002. On December 11, 2002 the Company registered these shares for trading on a Form S-8 Registration Statement.

During February and March 2002 the Company issued a total of 3,487,863 shares of common stock on conversion of the outstanding convertible loans of $199,159.

During December, 2002 the Company completed a private placement of 171,000 common shares at a price of $.50 per share for net proceeds of $76,950 after a finder's fee of $8,550. In addition, 17,100 common shares were issued to the finder on this private placement.

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

The following table summarizes information about stock option transactions for the year ended December 31, 2002.

	Shares	Weighted Average Exercise Price	Expiry Date
Options outstanding
December 31, 2001	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised		-
Expired	-	-
December 30, 2002	13,300	$100.00	November 30, 2004

During 2002 the Company expensed $94,792 of previously deferred stock-based compensation relating to outstanding stock options which vested.

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

NOTE 12 - SUBSEQUENT EVENTS

On February 13, 2003, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) common shares of its capital stock and to pay $300,000 to Bigle. As of March 14, 2003, the Company has paid a deposit of $50,000 to Bigle. The Company expects to complete the acquisition on May 1, 2003. Once this acquisition is complete, the Company intends to exploit the Trocadero Library on digital video disc and video on demand and will market the products through the internet using its proprietary technology platform as well as traditional marketing means. Bigle will be appointed as a new Director and will be responsible for the exploitation of and maximization of revenues from the Trocadero Library. The Company also plans to continue exploring other available business opportunities whereby it can add to its library of filmed entertainment assets and build a niche-oriented digital video disc releasing and merchandising company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

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

As of March 24, 2003, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Position First Held
Robert MacLean	47	Chairman of the Board and Director	September, 1999
Mark Rutledge	43	Vice Chairman, Treasurer, Secretary and Director	September, 1999

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

Family Relationships

There are no family relationships among our directors or officers.

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

To our knowledge, based solely upon our review of copies of such reports or written representations from certain reporting persons that no Form 5 was required to be filed by those persons, we believe that for the year ended December 31, 2002, all filing requirements applicable to our officers, directors and greater than 10% beneficial shareholders and other persons subject to Section 16(a) of the Securities and Exchange Act of 1934 were complied with.

Item 11. Executive Compensation.

The following table summarizes the compensation of our Chairman of the Board and other officers and directors who received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2002, 2001, and 2000. For the year ended December 31, 2002, named executive officers include Robert MacLean and Mark Rutledge. No other officers or directors received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2002, 2001 and 2000.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units (6)	LTIP Payouts (US$)	All Other Compen- sation
Robert MacLean (1) Chairman of the Board and Director	2002 2001 2000	Nil $47,691 $192,000	Nil Nil $50,000	$55,065 (7) $1,708 $7,200	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Mark Rutledge (2) Vice Chairman, Treasurer, Secretary and Director	2002 2001 2000	Nil $40,000 $192,000	Nil Nil $50,000	$41,337 (8) $1,200 $7,200	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Heidi Lester (3) Former CEO	2002 2001 2000	Nil $46,704 $252,000	Nil Nil $50,000	Nil Nil $7,200	Nil Nil Nil	Nil 30,000 Nil	Nil Nil Nil	Nil Nil Nil
Aline Perry (4) Former President, InternetStudios UK Limited	2002 2001 2000	Nil $28,240 $250,000	Nil Nil $50,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Robert Beattie (5) Former President, IEF	2002 2001 2000	Nil $45,133 $170,000	Nil Nil $50,000	Nil Nil $7,200	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Pursuant to the terms of a Management Agreement, dated April 1, 2000, between our company and each of Robert MacLean and Spray Point Consulting Limited, Mr. MacLean rendered certain services to our company and its subsidiaries, and has acted, and continues to act, as a director and officer of our company and certain of its subsidiaries. As at August 15, 2002, we owed Mr. MacLean and Spray Point a total of $115,342 in compensation for the services performed by Mr. MacLean and Spray Point for our company and its subsidiaries pursuant to the Management Agreement. Effective January 5, 2002, Robert MacLean and our company entered into a Settlement Agreement and Mutual General Release wherein Mr. MacLean agreed to accept 2,020,000 shares of our common stock at a deemed price of $0.0571 per share as payment of $115,342 owed to Mr. MacLean and Spray Point in full and final settlement of all claims by Mr. MacLean and Spray Point arising from the Management Agreement.

(2) Pursuant to the terms of a Management Agreement, dated April 1, 2000, between our company, Mark Rutledge and Carraway Management Inc., Mr. Rutledge rendered certain services to our company and its subsidiaries, and has acted, and continues to act, as a director and officer of our company and certain of its subsidiaries. As at August 15, 2002, we owed Mr. Rutledge and Carraway a total of $115,342 in compensation for the services performed by Mr. Rutledge and Carraway for our company and its subsidiaries pursuant to the Management Agreement. Effective January 5, 2002, Mark Rutledge and our company entered into a Settlement Agreement and Mutual General Release wherein Mr. Rutledge agreed to accept 2,020,000 shares of our common stock at a deemed price of $0.0571 per share as payment of $115,342 owed to Mr. Rutledge and Carraway in full and final settlement of all claims by Mr. Rutledge and Carraway arising from the Management Agreement.

(3) Ms. Lester resigned from her position on August 19, 2001.

(4) Ms. Perry resigned from her position on May 15, 2001.

(5) Mr. Beattie resigned from his position on August 27, 2001.

(6) These totals reflect post consolidation amounts.

(7) Pursuant to an oral consulting agreement, Robert MacLean was paid $55,065.

(8) Pursuant to an oral consulting agreement, Mark Rutledge was paid $41,337.

Option/SAR Grants

We did not grant stock options to any of our executive officers during the year ended December 31, 2002.

Year End Option/SAR Values

The following table sets forth for each named executive officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($1.16 per share) and the exercise price of the individual's options. No named executive officer exercised options during the year ended December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Financial Year-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exerciseable / Unexerciseable(1)
			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Robert MacLean	Nil	Nil	6,500 (2)	Nil	$0	$0
Mark Rutledge	Nil	Nil	6,800 (3)	Nil	$0	$0

(1) The closing bid price on December 31, 2002 was $1.16 and accordingly the unexercised options as at December 31, 2002 had no value. On December 6, 2001, we effected a 20 for 1 reverse split of our common stock. The numbers of options as stated above have been adjusted to reflect the reverse split.

(2) On December 1, 1999, we granted to Robert MacLean 6,500 options at an exercise price of $100 per share. The options expire on December 1, 2007.

(3) On December 1, 1999, we granted to Mark Rutledge 6,800 options at an exercise price of $100 per share. The options expire on December 1, 2007.

Stock Option Plan

In December, 1999, our board of directors approved a US Stock Incentive Plan for a maximum of 50,000 common shares and a Non-US Stock Incentive Plan for a maximum of 25,000 common shares, under which we are authorized to issue non-qualified and incentive stock options to key employees and consultants. The options have a term not to exceed 10 years and vest over a period of two to three years. As at December 31, 2002, an aggregate of 13,125 options had been granted under the US Stock Incentive Plan and an aggregate of 20,759 options had been granted under the Non-US Stock Incentive Plan. All of the options that were granted, with the exception of the 13,300 issued to current senior executives, have expired.

On December 6, 2001, we effected a 20 for 1 reverse split of our common stock. The numbers of options as stated above have been adjusted to reflect the reverse split.

Directors' Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

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

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common shares between December 31, 1998 and December 31, 2002 with the cumulative return of (i) the Russell 2000 index and (ii) Standard and Poors 500 index, over the same period. This graph assumes the investment of $100 on December 31, 1998 in our common shares, the Russell 2000 index and Standard and Poors 500 index, and assumes the reinvestment of dividends, if any.

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

	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02
InternetStudios.com, Inc.	$100	$596.33	$435.77	$1.83	$106.14
Russell 2000	$100	$119.81	$114.78	$115.96	$73.24
S&P 500	$100	$119.52	$107.40	$093.39	$88.86

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 24, 2003, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Robert MacLean 207 - 1040 Hamilton Street Vancouver, BC	2,084,110(2)	20.35%
Mark Rutledge 207 - 1040 Hamilton Street Vancouver, BC	2,083,500(3)	20.34%
Directors and Executive Officers as a Group	4,167,610(4)	40.72%

(1) Based on 10,234,205 shares of common stock issued and outstanding as of March 24, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 6,500 options exercisable within sixty days.

(3) Includes 6,800 options exercisable within sixty days.

(4) Includes 13,300 options exercisable within sixty days.

Changes in Control

Other than listed below, we are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Pursuant to the terms of a Management Agreement, dated April 1, 2000, between our company and each of Robert MacLean and Spray Point Consulting Limited, Mr. MacLean rendered certain services to our company and its subsidiaries, and has acted, and continues to act, as a director and officer of our company and certain of its subsidiaries. As at August 15, 2002, we owed Mr. MacLean and Spray Point a total of $115,342 in compensation for the services performed by Mr. MacLean and Spray Point for our company and its subsidiaries pursuant to the Management Agreement. Effective January 5, 2002, Robert MacLean and our company entered into a Settlement Agreement and Mutual General Release wherein Mr. MacLean agreed to accept 2,020,000 shares of our common stock at a deemed price of $0.0571 per share as payment of $115,342 owed to Mr. MacLean and Spray Point in full and final settlement of all claims by Mr. MacLean and Spray Point arising from the Management Agreement.

Pursuant to the terms of a Management Agreement, dated April 1, 2000, between our company, Mark Rutledge and Carraway Management Inc., Mr. Rutledge rendered certain services to our company and its subsidiaries, and has acted, and continues to act, as a director and officer of our company and certain of its subsidiaries. As at August 15, 2002, we owed Mr. Rutledge and Carraway a total of $115,342 in compensation for the services performed by Mr. Rutledge and Carraway for our company and its subsidiaries pursuant to the Management Agreement. Effective January 5, 2002, Mark Rutledge and our company entered into a Settlement Agreement and Mutual General Release wherein Mr. Rutledge agreed to accept 2,020,000 shares of our common stock at a deemed price of $0.0571 per share as payment of $115,342 owed to Mr. Rutledge and Carraway in full and final settlement of all claims by Mr. Rutledge and Carraway arising from the Management Agreement.

During the year ended December 31, 2002, we paid Robert MacLean $55,065 for consulting fees.

During the year ended December 31, 2002, we paid Mark Rutledge $41,337 for consulting fees.

During the year ended December 31, 2002, we paid Mike Edwards $41,513 for consulting fees.

During 2000, we loaned a total of approximately $535,000 to Robert MacLean and a film production company owned and managed by Robert MacLean. Advances under the loan agreement were collateralized by all of the assets of the related company, bore interest at the prime rate plus 3% until March 31, 2001 and were due on demand. During the year ended December 31, 2001, due to uncertainty of recovery we recorded an impairment provision of $309,832 leaving a balance outstanding at December 31, 2001 of $373,679. During the year ended December 31, 2002, we received payment relating to this loan totalling $50,000 and the balance of this loan receivable was assigned to creditors in settlement of outstanding debts.

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chairman and chief financial officer. Based upon that evaluation, our company's chairman and chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

On November 14, 2002, we filed a Form 8-K Current Report with respect to Certification of the Quarterly Report for the period ended September 30, 2002 by the Chief Executive Officer and the Chief Financial Officer.

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

10.1 Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Carraway Management Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001)

10.2 Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Spray Point Consulting Limited (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001)

10.3 Consulting Agreement dated February 1, 2001 between InternetStudios.com, Inc. and Emergent Capital Corporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.4 Consulting Agreement dated February 1, 2001 between InternetStudios.com, Inc. and Liddington Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.5 Consulting Agreement dated April 1, 2001 between InternetStudios.com, Inc. and Livint Communications Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.6 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Robert MacLean (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.7 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Nick Waddell (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.8 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Alex McKean (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.9 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Michael Edwards (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.10 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Livint Communications Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.11 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Emergent Capital Corporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.12 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Liddington Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.13 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Mark Rutledge (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.13 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Jesse Menzies (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

10.14 Employment Agreement dated January 1, 2001 between InternetStudios.com, Inc. and Michael Edwards (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002)

10.15 Employment Agreement dated January 1, 2001 between InternetStudios.com, Inc. and Nick Waddell (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002)

10.16 Employment Agreement dated February 1, 2001 between InternetStudios.com, Inc. and Jesse Menzies (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002)

10.17 Employment Agreement dated February 29, 2000 between InternetStudios.com, Inc. and Alex McKean (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002)

10.18 Letter of Intent dated February 13, 2003 between InternetStudios.com, Inc. and Dominque Bigle.

10.19 Letter Agreement dated March 30, 2003 between InternetStudios.com Inc. and CapStone Investments.

(21) Subsidiaries

OnlineFilmSales.com, LLC

ReporterTV.com, LLC

StudioBuzz.com, LLC

Online FilmandTVSales.com, Inc.

InternetStudiosUK Limited

InternetStudios Entertainment Finance

23.1 Consent of Labonte & Co.

(99)

99.1 Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNETSTUDIOS.COM, INC.

By: /s/ Robert MacLean
Robert MacLean
Chairman of the Board
(Principal Executive Officer)

By: /s/ Mark Rutledge
Mark Rutledge

Vice Chairman, Secretary, Treasurer and Director

By: /s/ Mike Edwards
Mike Edwards
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert MacLean
Robert MacLean	Chairman of the Board	March 31, 2003

/s/ Mark Rutledge
Mark Rutledge	Vice Chairman, Secretary, Treasurer and Director	March 31, 2003

/s/ Mike Edwards
Mike Edwards	Chief Financial Officer	March 31, 2003

CERTIFICATIONS

I, Robert MacLean, certify that:

1. I have reviewed this annual report on Form 10-K of InternetStudios.com, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Robert MacLean
Signature: Robert MacLean
Title: Chairman of the Board and President
(Principal Executive Officer)

CERTIFICATIONS

I, Mike Edwards, certify that:

1. I have reviewed this annual report on Form 10-K of InternetStudios.com, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Mike Edwards
Signature: Mike Edwards
Title: Chief Financial Officer
(Principal Financial Officer)