Form 10-Q
period 2003-03-31
INTERNETSTUDIOS COM INC
filed 2003-05-20
CIK 1094365

This Form 10-Q is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ______________________________

Commission File Number: 000-27363

INTERNETSTUDIOS.COM, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

134009696
(I.R.S Employer Identification No.)

1601 Cloverfield Street, 2nd Floor, Santa Monica, CA, 90404
(Address of principal executive offices and Zip Code)

888.784.6166
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

As of May 20, 2003, there were 10,234,235 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -	$ 2,617
Taxes recoverable	1,692	35,137

	1,692	37,754
DEPOSIT ON ACQUISITION (Note 4)	50,000	-

	$ 51,692	$ 37,754

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 4,861	$ -
Accounts payable and accrued liabilities	785,983	778,288
Loans payable (Note 5)	414,225	414,225
Due to related parties (Note 6)	66,000	-

	1,271,069	1,192,513

GOING CONCERN CONTINGENCY (Note 2)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 7)
Common stock, $.0001 par value, 100,000,000 shares authorized
10,234,205 shares issued and outstanding (2002 - 10,216,705)	2,585	2,583
Additional paid in capital	65,868,070	65,852,572
Deficit accumulated during the development stage	(67,097,032)	(67,009,914)

	(1,219,317)	(1,154,759)

	$ 51,692	$ 37,754

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002	April 14, 1998 (inception) March 31, 2003

REVENUE	$ -	$ -	$ 220,291

OPERATING EXPENSES
General and administrative	80,118	511,801	27,619,218
Sales and marketing	-	-	3,129,457
Amortization of goodwill	-	-	12,737,424
Amortization of website development costs	-	222,407	2,779,668
Website development costs	-	-	6,327,907

	80,118	734,208	52,593,674

Loss from operations	(80,118)	(734,208)	(52,373,383)

Other income (expenses)
Interest income (expense)	-	(16,511)	223,890
Minority interest in loss of subsidiary	-	-	506,250
Loss on impairment of loans receivable	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	(544,523)
Loss on impairment of goodwill	-	-	(15,462,534)
Loss on settlement of lawsuits	-	-	(80,000)
Gain on settlement of debts	-	-	153,280
Gain on write off of disputed accounts payable	-	-	796,820

NET LOSS FOR THE PERIOD	$ (80,118)	$ (750,719)	$ (67,090,032)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,222,343	2,293,399

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31, 2003	Three months ended March 31, 2002	April 14, 1998 (inception) to March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES	$ (80,118)	$ (750,719)	$ (67,090,032)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	-	222,407	15,399,224
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,934,172
Loss on write-off of website development costs	-	-	533,861
Loss on impairment of loans	-	-	309,832
Compensation expense related to stock and stock options	10,500	94,792	12,591,800
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	-		(153,280)
Gain on write-off of accounts payable	-		(796,820)
Changes in operating assets and liabilities:
Accounts receivable	-	470	(46,087)
Taxes recoverable	33,445	(2,179)	16,271
Prepaid expenses	-	-	(117,685)
Accounts payable and accrued expenses	7,695	364,984	2,015,371

CASH USED IN OPERATING ACTIVITIES	(28,478)	(70,245)	(18,604,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisition	(50,000)	-	(50,000)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS USED IN INVESTING ACTIVITIES	(50,000)	-	(3,670,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	4,861	(4,428)	4,861
Loans receivable	-	50,000	(1,201,609)
Loans payable	-	36,508	905,696
Advances from related parties	66,000	(10,000)	66,000
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	5,000	-	22,300,935

CASH FLOWS FROM FINANCING ACTIVITIES	75,861	72,080	22,275,042

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,617)	1,835	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	2,617	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 1,835	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc. The Company is an emerging entertainment media company. Its business model has evolved to incorporate innovative structures and technology to address the marketing, sales and releasing of filmed entertainment. The current business direction includes the acquisition of existing libraries of motion pictures and television programming which will be marketed and sold internationally under a new brand. The Company will also utilize its existing online platform to maximize revenues from filmed entertainment. Additional near term plans include the formation of a releasing entity and the further acquisition of undervalued entertainment assets.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of March 31, 2003, the Company had a working capital deficiency of $1,269,377.

In view of the matters described in the preceding paragraph, there is substantial doubt regarding the Company's ability to continue operations as a going concern. The continued operations of the Company are dependent upon the Company's ability to raise sufficient funds to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in normal operations.

Management of the Company has taken steps to implement a new business plan based on the acquisition of undervalued media assets. This would include the proposed acquisition of the Trocadero library (see Note 4) and other complementary transactions (see Note 10).

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

NOTE 4 - DEPOSIT

On February 13, 2003, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) common shares of its capital stock and to pay $300,000 to Bigle. As of March 31, 2003, the Company has paid a deposit of $50,000 to Bigle. The Company expects to complete the acquisition on July 1, 2003. Once this acquisition is complete, the Company intends to exploit the Trocadero Library on DVD and Video on Demand and will market the products through the internet using its proprietary technology platform as well as traditional marketing means. As part of the transaction, Bigle will be appointed as a new Director and will be responsible for the exploitation of and maximization of revenues from the Trocadero Library. The Company also plans to continue exploring other available business opportunities whereby it can add to its library of filmed entertainment assets and build a niche-oriented DVD releasing and merchandising company.

NOTE 5 - LOANS PAYABLE

The Company is indebted in the amount of $125,000 plus accrued interest of $15,682 by promissory notes which were issued in 2001. The Company has disputed the validity of this debt.

The Company also has a loan payable outstanding of $273,543, which is unsecured, bears no interest and has no specific terms of repayment.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2003, the Company paid a total of $39,189 pursuant to consulting agreements with its current officers and directors.

The Company also has loans payable to management outstanding of $66,000, which are unsecured, bear no interest and have no specific terms of repayment.

NOTE 7 - STOCKHOLDERS' EQUITY

During January 2002 the Directors approved a resolution to issue a maximum of 5,720,000 shares of common stock to certain directors, officers and employees in settlement of outstanding obligations that totaled $393,684. These obligations were settled at a price of $0.0571 per share resulting in a gain on settlement of debt of $67,072. These shares were issued on August 15, 2002.

During February and March, 2002, the Company issued a total of 3,487,863 shares of common stock on conversion of the outstanding convertible loans of $199,159.

During December, 2002, the Company completed a private placement of 171,000 common shares at a price of $.50 per share for net proceeds of $76,950 after a finder's fee of $8,550. In addition, 17,100 common shares were issued to the finder on this private placement.

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

The following table summarizes information about stock option transactions for the period ended March 31, 2003.
	Shares	Weighted Average Exercise Price	Expiry Date

Options outstanding
December 31, 2002	13,300	$ 100.00	November 30, 2004
Granted	-	-
Exercised	-	-
Expired	-	-
March 31, 2003	13,300	$100.00	November 30, 2004

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

NOTE 10 - SUBSEQUENT EVENTS

Effective May 8, 2003, the Company entered into a Letter of Intent to acquire 100% of the membership interests of a Delaware LLC. that owns significant media assets. Through the Company's Placement Agent, Capstone Investments Inc., we are attempting to secure financing to complete this acquisition and to secure operating capital.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors".

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

Our business model continues to evolve as we incorporate innovative structures and technology to address the marketing, sales and releasing of filmed entertainment. In the quarter ended March 31, 2003, we intensified our evaluation of certain business opportunities which may cause us to alter our business plan to focus on more traditional film and television marketing activities.

As a result of this evaluation, we have entered into a letter of intent to acquire a library of over 1,500 motion pictures. We also recently entered into a letter of intent to acquire a company with significant media assets. Upon completion of this acquisition, we intend to assemble a world class film production and DVD and video on demand distribution company. Our goal is to leverage these assets to establish a new mini-major studio and profitably position our company as a leading purveyor of classic films, memorabilia and merchandise that celebrate the very best that Hollywood has to offer. We currently do not have sufficient capital to complete either of these acquisitions and we will have to secure additional financing in order to complete both of these proposed acquisitions.

During the quarter ended March 31, 2003, we also continued our attempts to secure additional financing for our company. The company did secure loans totalling $66,000 from management which enabled us to maintain our operations.

We anticipate that our new business direction will enable us to attract additional financing to allow us to add the needed resources to further support the growth of our operations. Despite our expectations, there are no assurances that our estimated revenue growth can be achieved. Should we be unable to achieve the anticipated revenue growth, our business and future success may be adversely affected.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and March 31, 2002

The discussion set forth below relating to results of operations pertains to the comparison of the three months ended March 31, 2003 and March 31, 2002.

REVENUES. InternetStudios recognized $Nil revenues for the period ended March 31, 2003 and for the period ended March 31, 2002. Revenues have ceased during this period as we focussed all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see the company focus on more traditional film and television marketing efforts.

COST OF REVENUES. InternetStudios has currently not recognized significant revenues to date, and therefore has not allocated any significant amounts to cost of revenues. Once InternetStudios' revenues increase, cost of revenues will primarily consist of costs associated with marketing, customer service activities, and film and DVD distribution.

ADVERTISING AND MARKETING EXPENSES. Costs related to InternetStudios' advertising and marketing efforts are currently classified as general and administrative expenses. InternetStudios' advertising and marketing expenses consist mainly of advertising expenses, creative development and promotional costs and commissions, and compensation for advertising and marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses for the period ended March 31, 2003 were $80,118, of which $10,500 were non-cash related to stock based compensation. For the quarter ended March 31, 2002 these costs were $511,802 of which $94,792 were non-cash related to stock based compensation. These significant non-cash related items are based on the Companies decision to expense the 1999 stock option plan and the reduction of these numbers is due to the amortization of the expenses under this plan.

SUMMARY

Presently, we have no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful implementation of our new business direction and achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the consolidated audited financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed its operations primarily from private placements and loans. As at March 31, 2003, we had $(4,861) in cash and cash equivalents, as compared to $1,835, as at March 31, 2002. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $78,478 for the three months ended March 31, 2003 as compared to $70,245 for the three months ended March 31, 2003. The net cash was used for minimal general operations.

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

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to modify our business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2002 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

We expect that the implementation of our new business strategy will lead to increased revenues in 2003 and 2004. Our plans indicate a requirement of approximately $500,000 to continue to expand our operations to the end of June 30, 2003, $250,000 of which is required to complete the acquisition of the library of motion pictures. The balance of $250,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel, other general operating expenses and to implement our digital video disc sales and marketing program. We intent to raise the balance of the cash requirements through private placements and by debt financing.

In addition, over the next twelve months, our capital plan contemplates the company raising $10 million in order to implement our new business strategy. Eight ($8) million of this amount will be used to acquire a company with significant media assets, which in the company's opinion are undervalued and exploitable in the DVD format. This acquisition will also enable us to create remakes or sequels of existing motion pictures. One ($1) million of this financing will be used to re-master motion pictures from the Trocadero Library for release on digital video disc and to create a menu of added features. Pending completion of the proposed acquisition, we intend to role out a minimum of 20 digital video disc in the next 18 month period. The remaining one ($1) million will be set aside for operating expenses for the company.

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

We have elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of our stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, we provide pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

In accordance with SFAS No. 123, we apply the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

We have also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25, which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, readers should carefully consider the following factors.

We have a limited operating history

We are an early stage company and have not earned any significant revenues, which makes it difficult to evaluate whether we will operate profitably. Investors must consider the risks and difficulties frequently encountered by early stage companies. Such risks include:

    competition;
    whether we can compete successfully with others pursuing the same line of business;
    whether we can anticipate and adapt to a developing market;
    whether we can effectively manage rapidly expanding operations should our operations rapidly expand;
    the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
    whether we can provide acceptable customer service;
    whether we can respond to competitive developments;
    the possibility of unforeseen price competition for our services, or reductions in market prices for digital video disc sales ; and
    our dependence upon key personnel.

Given our limited operating history, operating losses and other factors set out in this document, there can be no assurance that we will be able to achieve our goals and be profitable. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations will be materially and adversely affected.

We may incur future losses

We may incur net losses for the foreseeable future. The extent of these losses, if any, will depend, in part, on the amount and rates of growth in our net revenue from digital video disc sales, filmed entertainment distribution and related activities. As a result of our early stage of development, we believe that period-to-period comparisons of our operating results are not meaningful and that our operating results for any period should not be relied upon as an indication of future performance. To the extent that (a) net revenue does not grow at anticipated rates, (b) increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue or (c) we are unable to adjust operating expense levels accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

Our future operating results are unpredictable

As a result of our lack of operating history, we cannot forecast accurately our revenues, operating expenses and operating results. Accordingly, we may be unable to adjust our expenditures in a timely manner to compensate for any unexpected revenue shortfall. We may also be unable to increase our spending and expand our operations in a timely manner to compensate for any unexpected revenue shortfall.

Our annual and quarterly operating results may fluctuate significantly as a result of numerous factors, many of which are outside of our control. These factors include, but are not limited to:

    fluctuating demand for filmed entertainment;
    the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
    whether we can acquire filmed entertainment product in a timely and effective manner;
    whether we can attract new personnel in a timely and effective manner and to retain existing personnel;
    price competition;
    costs relating to future acquisitions;
    seasonality;
    general economic conditions and economic conditions specific to the filmed entertainment rights industry, the Internet or all or a portion of the technology market.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not an accurate indication of our future performance. It is likely that our operating results for any period may fail to meet or exceed the expectations of our investors. In that event, the value of our common stock would likely be materially adversely affected.

We may need significant additional funds, which we may not be able to obtain

If we raise Ten ($10) million, we believe that we will be able to meet our anticipated cash needs for working capital, capital expenditures and normal business expansion for the next 24 months. If our business model should prove to be based on assumptions that prove to have been incorrect, our financial resources may not be sufficient to satisfy our capital requirements for this period. If this occurs, we will probably need to raise additional funds in order to achieve the goals we set for ourselves in our business plan. Even if we do raise Ten ($10) million, we may be required to fund more aggressive brand promotions and rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services that we did not anticipate. If our financial resources are insufficient we will require additional financing in order to execute our plans for expansion. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Common Stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms, when required, or that additional financing will be available to us at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, promote our brand as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance services or respond to competitive pressures.

Risks associated with the Acquisition

Our future performance will depend in part upon our ability to complete the acquisition of the company with significant media assets, or to integrate the operations of our company with those of the acquired in order to leverage this relationship into sources of revenue. Acquisitions involve numerous risks and uncertainties, including, without limitation:

    material adverse effects on reported results of operations from acquisition-related charges and amortization of goodwill and purchased technology;
    inability to maintain customers or goodwill of a consolidated business;
    difficulties in the integration of operations, personnel, technologies, products and the information systems of the consolidated companies;
    diversion of management's attention from other business concerns;
    risks of entering geographic and business markets in which we have no or limited prior experience; and
    potential loss of key employees of consolidated organizations.

There can be no assurance that we will be able to consolidate our business with that of the acquired company, or that if we do, we will be able to integrate the merged or consolidated businesses or technology or otherwise successfully leverage the new businesses into additional user traffic for our web site, advertising agreements or sources of revenue. Such failures could have a material adverse effect on our business, prospects, financial condition and results of operations.

We depend on our ability to attract key personnel

We depend on the continued services and performance of our senior management and other key personnel, including senior management of the acquired company. The loss or unavailability of any of these individuals for any significant period of time could have a material effect on our business, prospects, financial condition and results of operations. Our performance also depends on our ability to attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract, retain, and integrate such personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Failure to manage future growth may adversely affect our business.

If our management is unable to manage growth effectively, then our operations could be adversely affected. We will need to add staff to market our new library and website, manage operations, and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our management owns a significant percentage of our company and will be able to exercise control over our company

Our management owns a significant voting block which can be used to elect directors and/or approve or block significant corporate transactions. Such share ownership may also have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, thereby having a material adverse effect on the value of our company's common stock. In addition, investors may have difficulty obtaining the necessary stockholder vote required for corporate actions contrary to the wishes of the management.

Our markets are competitive

The sale and distribution of filmed entertainment is a highly competitive business. The entertainment industry is currently comprised of seven major film distributors/studios: Sony Pictures, Paramount, Twentieth Century Fox, Warner Brothers, The Walt Disney Company, MGM/UA and Universal. Today, the major studios are multi-national, multi-media and mass marketing communication complexes with wholly owned distribution operations throughout the world. In addition to these major seven, there are numerous independent production and distribution companies. Many of our competitors are larger and better capitalized than our company is and have existing distribution channels. In addition, the number of films or television products released in any given period may create an oversupply of product in the market, and that may reduce our share of potential sales and make it more difficult for the films in our library to succeed.

We believe that the principal competitive factors in our market are:

    filmed entertainment rights industry connections;
    brand recognition;
    quality of assets; and
    quality of filmed entertainment product.

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

  changes in laws and policies affecting trade;

  changes to laws and policies related to investments and taxes;

  varying degrees of protection for intellectual property;

  instability of foreign economies and governments;

  cultural barriers; and

  currency risk.

  These factors can adversely affect our business and result of operations.

  We must develop a marketing program to generate any significant revenues.

  We will be required to develop a marketing campaign that will effectively make buyers aware of our catalog of DVD's and filmed entertainment library. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our DVD's and library. There can be no assurance that we will be able to establish adequate marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our services.

  Risks associated with brand development

  We believe that establishing and maintaining an accepted brand of filmed entertainment product is critical to attracting buyers to our digital video disc sales and to expanding our commercial relationships. In order to attract and retain purchasers, advertisers and commerce partners, and to promote and maintain our brand in response to competitive pressures, we intend to increase substantially our financial commitment to creating and maintaining distinct brand loyalty among these groups. We expect our efforts to include advertising and marketing and traditional media advertising campaigns directed at the filmed entertainment rights industry. In addition, we may need to expend additional resources to build the brand. If we do not generate a corresponding increase in net revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, prospects, financial condition and results of operations, will be materially and adversely affected.

  We have not implemented sophisticated managerial, operational and financial systems, which could effect our ability to manage growth effectively

  We have not implemented sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. Our ability in this regard will be strained in the event of rapid growth of our company or in the number of third party relationships, and there can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to manage any growth effectively. To manage the expected growth of our operations and personnel, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff. Some key members of management have other professional obligations beyond their obligations to our company that may impact their ability to implement the necessary financial, administrative and operational systems necessary for our success. There can be no assurance that we will complete in a timely manner the improvements to our systems, procedures and controls necessary to support our future operations, that we will be able to hire, train, retain, motivate and manage required personnel or that we will be able to successfully identify, manage and exploit existing and potential market opportunities.

  Risks associated with potential general economic downturn

  Our success may be affected significantly by changes in local, regional and national economic conditions. Factors such as inflation, labor and energy costs, the availability and cost of suitable technical employees, fluctuating interest and insurance rates, federal, state and local regulations and licensing requirements can all have a material adverse effect on our business, prospects, financial condition and results of operations.

  We have not paid and do not anticipate paying dividends

  We have never declared or paid any cash dividends on our capital stock to date and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

  Our intellectual property may be subject to infringement claims

  There can be no assurance that our business activities will not or have not infringed upon the proprietary rights of others, or that other parties will not assert infringement claims against us. From time to time, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us and the content generated by our members. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages and might result in invalidation of our proprietary rights and even if these claims are not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which might have a material adverse effect on our business, prospects, results of operations and financial condition.

  Since our shares are thinly traded and trading on the OTCBB trading may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

  Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or the Nasdaq Stock Market, Inc.

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

  ITEM 4 Controls and Procedures

  As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

  Three of our former employees have received judgments against us. One received a Stipulated Judgment against us in the amount of $10,000 from the Los Angeles County Superior Court on April 10, 2002. Two have received an Order, Decision or Award from the Labour Commissioner of California. The first was awarded against OnlineFilmSales.com, LLC in the amount of $11,328.09 on July 10, 2001; the second was awarded against InternetStudios and OnlineFilmSales.com, LLC in the amount of $26,578.24 on May 29, 2002. As of May 20, 2003, no payments have been made to any of these former employees.

  August Entertainment, Inc. brought an action against us on September 7, 2000, in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. This matter was settled in December 2001. Pursuant to the terms of the settlement, we agreed to pay August Entertainment $70,000, of which $46,000 has been paid as of May 20, 2003.

  On or about September 5, 2001, Total Creative, Inc. filed a complaint in Los Angeles County Superior Court against OnlineFilmandTVSales.com, Inc. for money allegedly due for work and services allegedly supplied by the claimant. On November 27, 2001, the claimant received a Default Money Judgment in the amount of $34,531.49. As of May 20, 2003, no payment has been made to Total Creative.

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

  ITEM 2 Changes in Securities and Use of Proceedings

  Recent Sales of Unregistered Securities

  On March 11, 2003, we issued 7,500 shares of our common stock to Robert Cain pursuant to an oral consulting agreement. We issued the shares relying on Section 4(2) of the Securities Act of 1933.

  On March 11, 2003, we issued 10,000 shares of our common stock at $0.50 per share to one accredited investor relying on Section 4(2), Section 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933.

  ITEM 3 Defaults Upon Senior Securities

  Not applicable.

  ITEM 4 Submission of Matters To A Vote Of Security Holders

  None.

  ITEM 5 Other Information

  None.

  ITEM 6 Exhibits and Reports on Form 8-K

  Reports on Form 8-K

  None.

  Exhibits

  Exhibit
  Number Exhibit Title

  (3) Articles of Incorporation and Bylaws

  3.1 Articles of Incorporation (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).

  3.2 Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).

  3.3 Amended Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).

  3.4 Certificate of Amendment to Articles of Incorporation, dated December 17, 1998 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).

  3.5 Certificate of Amendment to Articles of Incorporation, dated September 21, 1999 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).

  (10) Material Contracts

  10.1 Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Carraway Management Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001)

  10.2 Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Spray Point Consulting Limited (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001).

  10.3 Consulting Agreement dated February 1, 2001 between InternetStudios.com, Inc. and Emergent Capital Corporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.4 Consulting Agreement dated February 1, 2001 between InternetStudios.com, Inc. and Liddington Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.5 Consulting Agreement dated April 1, 2001 between InternetStudios.com, Inc. and Livint Communications Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

  10.6 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Robert MacLean (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.7 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Nick Waddell (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.8 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Alex McKean (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.9 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Michael Edwards (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002)

  10.10 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Livint Communications Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.11 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Emergent Capital Corporation (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.12 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Liddington Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.13 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Mark Rutledge (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.13 Settlement Agreement and Mutual General Release dated July 31, 2002 between InternetStudios.com, Inc. and Jesse Menzies (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2002).

  10.14 Employment Agreement dated January 1, 2001 between InternetStudios.com, Inc. and Michael Edwards (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002).

  10.15 Employment Agreement dated January 1, 2001 between InternetStudios.com, Inc. and Nick Waddell (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002).

  10.16 Employment Agreement dated February 1, 2001 between InternetStudios.com, Inc. and Jesse Menzies (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002).

  10.17 Employment Agreement dated February 29, 2000 between InternetStudios.com, Inc. and Alex McKean (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002).

  10.18 Letter of Intent dated February 13, 2003 between InternetStudios.com, Inc. and Dominique Bigle (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2003).

  10.19 Letter Agreement dated March 30, 2003 between InternetStudios.com, Inc. and CapStone Investments (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2003).

  10.20 Consulting Agreement dated March 1, 2003 between InternetStudios.com, Inc. and Venture Spark LLC.

  10.21 Addendum to Letter of Intent dated May 16, 2003 between InternetStudios.com, Inc. and Dominique Bigle.

  (21) Subsidiaries

  OnlineFilmSales.com, LLC

  ReporterTV.com, LLC

  StudioBuzz.com, LLC

  Online FilmandTVSales.com, Inc.

  InternetStudiosUK Limited

  InternetStudios Entertainment Finance

  (99) Additional Exhibits

  99.1 Section 906 Certification of Robert MacLean and Mark Rutledge.

  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, InternetStudios.com, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  INTERNETSTUDIOS.COM, INC.

  By: /s/ Robert MacLean
  Robert MacLean, Chairman of the Board,
  President and Director (Principal Executive Officer)
  Date: May 20, 2003

  By: /s/ Mark Rutledge
  Mark Rutledge, Vice-Chairman, Secretary,
  Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
  Date: May 20, 2003

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

  Date: May 20, 2003

  /s/ Robert MacLean
  Robert MacLean
  President and Chief Executive Officer
  (Principal Executive Officer)

  CERTIFICATION

  I, Mark Rutledge, certify that:

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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is beihng prepared;

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

  Date: May 20, 2003

  /s/ Mark Rutledge
  Mark Rutledge
  Vice-Chairman, Secretary, Treasurer and Director
  (Principal Financial Officer and Principal Accounting Officer)