Form 10-Q
period 2003-06-30
INTERNETSTUDIOS COM INC
filed 2003-08-14
CIK 1094365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________

Commission File Number: 000-27363

INTERNETSTUDIOS.COM, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

134009696
(I.R.S Employer Identification No.)

1601 Cloverfield Street, 2nd Floor, Santa Monica, CA 90404
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

As of August 12, 2003, there were 10,669,209 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 366	$ 2,617
Taxes recoverable	4,038	35,137
Deferred finance fee(Note 5)	212,500	-

	216,904	37,754
DEPOSIT ON ACQUISITIONS (Note 4)	475,000	-

	$ 691,904	$ 37,754

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 894,727	$ 778,288
Loans payable (Note 5)	919,575	414,225
Due to related parties (Note 6)	80,700	-

	1,895,002	1,192,513

GOING CONCERN CONTINGENCY (Note 2)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 7)
Common stock, $.0001 par value, 100,000,000 shares authorized
10,354,205 shares issued and outstanding (2002 - 10,216,705)	2,597	2,583
Additional paid in capital	65,988,059	65,852,572
Obligation to issue shares (Note 5)	212,500	-
Deficit accumulated during the development stage	(67,406,254)	(67,009,914)

	(1,203,098)	(1,154,759)

	$ 691,904	$ 37,754

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,2003	Three months Ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002	April 14, 1998 (inception) to June 30, 2003

REVENUE	$ -	$ -	$ -	$ -	$ 220,291

OPERATING EXPENSES
General and administrative	304,496	102,160	384,614	613,961	28,023,714
Sales and marketing	-	-	-	-	3,129,457
Amortization of goodwill	-	-	-	-	12,737,424
Amortization of website development costs	-	222,405	-	444,812	2,779,668
Website development costs	-	-	-	-	6,327,907

	304,496	324,565	384,614	1,058,773	52,998,170

Loss from operations	(304,496)	(324,565)	(384,614)	(1,058,773)	(52,998,170)

Other income (expenses)
Interest income (expense)	(11,726)	76	(11,726)	(16,435)	212,174
Minority interest in loss of subsidiary	-	-	-	-	506,250
Loss on impairment of loans receivable	-	-	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	-	-	(544,523)
Loss on impairment of goodwill	-	-	-	-	(15,462,534)
Loss on settlement of lawsuits	-	52,500	-	52,500	(80,000)
Gain on settlement of debts	-	86,208	-	86,208	153,280
Gain on write off of disputed accounts payable	-	-	-	-	796,820

NET LOSS FOR THE PERIOD	(316,222)	(185,781)	(396,340)	(936,500)	(67,406,254)

BASIC NET LOSS PER SHARE	$ (0.03)	$ (0.04)	$ (0.04)	$ (0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,234,205	4,308,615	10,228,307	3,306,574

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ended June 30, 2003	Six months ended June 30, 2002	April 14, 1998 (inception) to June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES	$ (396,340)	$ (936,500)	$ (67,406,254)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	-	444,812	15,399,224
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on write-off of website development costs	-	-	533,861
Loss on impairment of loans	-	-	309,832
Compensation expense related to stock and stock options	40,500	94,792	12,621,800
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	-	(86,208)	(153,280)
Gain on write-off of accounts payable	-		(796,820)
Changes in operating assets and liabilities:
Accounts receivable	-	969	(46,087)
Taxes recoverable	31,099	(5,663)	13,925
Prepaid expenses	-	-	(117,685)
Accounts payable and accrued expenses	116,440	314,294	2,124,116

CASH USED IN OPERATING ACTIVITIES	(208,301)	(173,504)	(18,784,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisition	(475,000)	-	(475,000)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS USED IN INVESTING ACTIVITIES	(475,000)	-	(4,095,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	-	(4,428)	-
Loans receivable	-	50,000	(1,201,609)
Loans payable	505,350	127,967	1,411,046
Advances from related parties	80,700		80,700
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	95,000	-	22,390,935

CASH FLOWS FROM FINANCING ACTIVITIES	681,050	173,539	22,880,231

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,251)	35	366

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	2,617	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 366	$ 35	$ 366

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of June 30, 2003, the Company had a working capital deficiency of $1,890,598.

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

Management of the Company has taken steps to implement a new business plan based on the acquisition of undervalued media assets. This would include the acquisition of the Trocadero library (see Note 4) and other complementary transactions (see Note 10).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company, its active subsidiary, International Media Acquisition Group, LLC, and its inactive subsidiaries: OnlineFilmSales.com LLC, InternetStudios UK, Ltd., InternetStudios Entertainment Finance, Inc., and OnlineFilmandTVSales.com, Inc.; in turn, OnlineFilmsSales.com, LLC owns membership interests in two inactive limited liability companies, ReporterTV.com LLC and StudioBuzz.com LLC (collectively, "the Company"). All intercompany accounts and balances have been eliminated in consolidation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - DEPOSITS

On February 13, 2003, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) common shares of its capital stock and to pay $300,000 to Bigle. As of June 30, 2003, the Company has paid a deposit of $100,000 to Bigle. Final agreements with respect to this transaction were signed on August 8, 2003. The Company expects to complete the acquisition by August 14, 2003. Once this acquisition is complete, the Company intends to exploit the Trocadero Library on DVD and Video on Demand and will market the products through the Internet using its proprietary technology platform as well as traditional marketing means. Bigle will be appointed as a new Director and will be responsible for the exploitation of and maximization of revenues from the Trocadero Library. The Company also plans to continue exploring other available business opportunities whereby it can add to its library of filmed entertainment assets and build a niche-oriented DVD releasing and merchandising company.

Effective May 8, 2003, the Company entered into a Letter of Intent to acquire 100% of the membership interests of RKO Pictures, LLC (the "RKO Letter of Intent"). Pursuant to the terms of the RKO Letter of Intent, the Company has agreed to acquire 100% of the membership interests of RKO Pictures, LLC in consideration for $5.5 million in cash. In addition to the purchase price, the Company is required to have a working capital reserve of $4.5 million. A warrant will also be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition.

We are attempting to secure financing to complete this acquisition and to secure operating capital. As of June 30, 2003, the Company has paid a deposit of $375,000 to RKO Pictures, LLC. These deposits are secured by a Promissory Note dated May 14, 2003 in the amount of $125,000, which is repayable by May 14, 2004 and a Promissory Note dated June 16, 2003 in the amount of $250,000, which is repayable by June 16, 2004. The Company has pledged these promissory notes as security for loans payable of $250,000. Refer to Note 5. The Company expects to complete the acquisition of RKO Pictures, LLC by August 14, 2003.

NOTE 5 - LOANS PAYABLE

By loan agreement dated May 28, 2003, the Company has a convertible loan outstanding of $100,000 which bears interest at 10% per annum, compounded monthly for a term of one year. The note is convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. The Company has the right to prepay all of the principal and accrued interest outstanding under this Note at any time before May 28, 2004 without the prior written consent of the Investor at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of pre-payment.

By loan agreement dated June 20, 2003, the Company has convertible loans outstanding of $250,000 which bear interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The note is convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. This loan is secured by 350,000 common shares of the Company and two promissory notes in the amount of $375,000 held against the deposits in Note 4. A lender's bonus of 250,000 common shares was paid on this transaction. The shares had a fair market value of $212,500 and this amount will be amortized over the life of the loan.

The Company is indebted in the amount of $125,000 plus accrued interest of $15,682 by promissory notes. The company has disputed the validity of this debt.

The Company has loans payable outstanding of $273,543 and $55,350, which are unsecured, bear no interest and have no specific terms of repayment.

The Company also has a loan payable outstanding of $100,000, which is unsecured, bears a fee of $10,000 per quarter and has no specific terms of repayment

NOTE 6 - RELATED PARTY TRANSACTIONS

At June 30, 2003, the Company has accrued $105,000 and has $64,540 still owing pursuant to consulting agreements with its current officers and directors. This amount is included in accounts payable.

At June 30, 2003, the Company also has loans payable to management outstanding of $80,700, which are unsecured, bear no interest and have no specific terms of repayment.

NOTE 7 - STOCKHOLDERS' EQUITY

In December 1999, the Company's Board of Directors approved a U.S. Stock Incentive Plan for a maximum of 1,000,000 pre-consolidation shares of common stock and a non-U.S. Stock Incentive Plan for a maximum of 500,000 pre-consolidation shares of common stock (collectively "the Plans"), under which it is authorized to issue nonqualified and incentive stock options to key employees and consultants. The options have a term not to exceed 10 years and vest over a period of two to three years. At that time, the Board also approved grants of options for 1,012,500 pre-consolidation shares. The plan was approved by the Company's shareholders in January 2000.

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

During December 2002 the Company completed a private placement of 171,000 common shares at a price of $.50 per share for net proceeds of $76,950 after a finder's fee of $8,550. In addition, 17,100 common shares were issued to the finder on this private placement.

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

During March 2003 the Company issued 7,500 common shares at a price of $1.40 per share, to a consultant for payment on a consulting contract and 10,000 shares for cash at $0.50 per share for proceeds of $5,000.

During May 2003 the Company completed a private placement of 90,000 common shares at a price of $1.00 per share for net proceeds of $90,000.

During June 2003 the Company issued 30,000 common shares at a price of $1.00 per share, to a consultant for payment on a consulting contract.

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

The following table summarizes information about stock option transactions for the period ended June 30, 2003.
	Shares	Weighted Average Exercise Price	Expiry Date

Options outstanding
December 31, 2002	13,300	$ 100.00	November 30, 2004
Granted	-	-
Exercised	-	-
Expired	-	-

June 30, 2003	13,300	$ 100.00	November 30, 2004

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

NOTE 10 - SUBSEQUENT EVENTS

Pursuant to a loan agreement dated June 20, 2003, the Company has an obligation to pay a lender's bonus of an additional 100,000 common shares on this transaction. See Note 5.

By loan agreement dated June 25, 2003, and completed July 7, 2003, the Company has a convertible loan outstanding of $150,000 which bears interest at 10% per annum, compounded monthly for a term of one year. The note is convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. The Company has the right to prepay all of the principal and accrued interest outstanding under this Note at any time before June 25, 2004 without the prior written consent of the Investor at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of pre-payment.

On July 7, 2003, the Company made a further deposit payment of $250,000 toward its purchase of the 100% membership interest of RKO Pictures, LLC. This deposit is secured by a Promissory Note dated July 7, 2003 in the amount of $250,000 that is repayable by July 7, 2004. The Company has pledged this promissory note as security for loans payable of $300,000. See Note 10.

By loan agreement dated July 9, 2003, the Company has a convertible loan outstanding of $300,000 which bears interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The note is convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. This loan is secured by a promissory note in the amount of $250,000 held against the deposits in Note 10. A lender's bonus of 300,000 common shares was paid on this transaction. The Company issued 15,000 shares to Capstone Investment Inc. for payment on an engagement contract to secure this financing and is obligated to issue an additional 45,000 shares.

On July 10, 2003, the Company engaged Natexis Bleichroeder Inc. ("NBI") to act as a placement agent in connection with the Company's capital-raising activities. Pursuant to the agreement, the Company is not required to pay a retainer fee to NBI but will instead pay NBI a fee based on the principal amount provided by investors introduced to the Company by NBI and upon the closing of a financing with any investor.

On August 7, 2003, the Company made a further deposit payment of $62,500 toward its purchase of the 100% membership interest of RKO Pictures, LLC. This deposit is secured by a Promissory Note dated August 7, 2003 in the amount of $62,500 that is repayable by August 7, 2004.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to consolidated unaudited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

General

InternetStudios.com, Inc. is a company engaged in the production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.

The company was incorporated in the State of Nevada on April 14, 1998 under the name The Enterprise, Inc. We changed our name to eHealth.com, Inc. in anticipation of acquiring a license to software technology for the health industry. This acquisition was not completed. Effective September 21, 1999 we changed our name to InternetStudios.com, Inc.

Our business model has evolved toward a greater focus on the control of our own filmed entertainment properties, and toward that end, on February 13, 2003, we entered into a Letter of Intent with Dominique Bigle to acquire Bigle's library of over 1500 motion pictures. In consideration for acquiring the library of motion pictures, we agreed to issue to Bigle one million (1,000,000) shares of our common stock and to pay $300,000 to Bigle. As of June 30, 2003, we paid a deposit of $100,000 to Bigle. On August 8, 2003, we signed documents to finalize the acquisition and we expect to complete the acquisition by August 14, 2003. Once this acquisition is complete, we intend to exploit the library of motion pictures and Video on Demand and will market the products through the Internet using our proprietary technology platform as well as traditional marketing means. Bigle will be appointed as a new director of our company and will be responsible for the exploitation of and maximization of revenues from the library of motion pictures. We also plan to continue exploring other available business opportunities whereby we can add to our library of filmed entertainment assets and build a niche-oriented DVD releasing and merchandising company.

On May 12, 2003 we formed a wholly owned subsidiary called International Media Acquisition Group, a Delaware LLC.

During the quarter ended June 30, 2003, International Media Acquisition Group entered into a letter of intent to acquire RKO Pictures, LLC, one of the classic Hollywood studios. Pursuant to the terms of the letter of intent, we have agreed to acquire 100% of the membership interests of RKO Pictures LLC in consideration for $5.5 million in cash. As of the date hereof, we have paid deposits of $687,500 toward the purchase price. In addition to the purchase price, we are required to have a working capital reserve of $4.5 million. A warrant will also be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition.

The letter of intent with RKO also requires that we enter into a services agreement with the current Chairman of RKO Pictures, for a three year term during which the individual will be paid total compensation of $875,000.

In light of the combined acquisition of the library of motion pictures and RKO Pictures, we intend to assemble a world class entertainment company under the classic Hollywood brand of RKO Pictures. Our goal is to leverage the RKO brand and assets along with our own distribution technology platform to establish a new mini-major studio and profitably position our company as a leading purveyor of classic films, memorabilia and merchandise that celebrate the very best that Hollywood has to offer.

Our shift in focus has been motivated by opportunities management believes have arisen due to recent structural changes in the entertainment sector. The motion picture industry has entered an unusual phase in its history, where the confluence of two trends has created a unique investment opportunity. The first of these is a consumer technology trend the introduction and mass penetration of DVD players in homes that has led to a record surge in consumer purchases of movies for home viewing. The second trend is a cyclical market downturn which has driven media asset valuations to recent historic lows, particularly for films and film libraries. Taken together, these trends have resulted in an environment where valuable, cash-generating assets like production companies and home video distribution rights can be acquired at prices below their ultimate market value. We plan to exploit this situation by assembling a world class film production and DVD distribution company and management team centered around the classic Hollywood brand of RKO Pictures.

We believe that RKO Pictures represents a rare opportunity to purchase and rebuild a unique company to its former great status. If we successfully complete our proposed acquisition, we intend to quickly build a niche-oriented DVD releasing and merchandising company focused on Hollywood's classic era. We plan to capture a share of this rapidly growing market of DVD sales. Secondly, we intend to build a production and releasing operation from the strong foundation of RKO's library of unexploited remake/sequel rights and un-produced screenplays.

Through the acquisitions of the 1,500 motion picture library, and our pending acquisition of RKO Pictures, our company will own the necessary brand, library, and film exploitation rights to establish itself as the leading "classic Hollywood" film company for DVD collectors. Using the RKO label as our marketing platform, we will serve the sophisticated film lover with DVDs of these and other classic films, and with "contemporary classics," that is, new films based on or inspired by classic older films. Accordingly, during the quarter ended June 30, 2003, we continued to seek expansion capital to fund this acquisition and the attendant working capital commitment.

During the quarter ended June 30, 2003, we secured loans totalling $520,050 from various individuals, which enabled us to maintain our operations.

We anticipate that our new business direction will enable us to attract additional financing to allow us to add the needed resources to further support the growth of our operations and to close these acquisitions. Despite our expectations, there are no assurances that our estimated revenue growth can be achieved. Should we be unable to achieve the anticipated revenue growth, our business and future success may be adversely affected.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 and June 30, 2002

The discussion set forth below relating to results of operations pertains to the comparison of the six months ended June 30, 2003 and June 30, 2002.

REVENUES. We recognized $Nil revenues for the six month period ended June 30, 2003 as compared to $Nil for the period ended June 30, 2002. Revenues have ceased during this period as we focussed all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see the company focus on more traditional film and television marketing efforts.

COST OF REVENUES. We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, cost of revenues will primarily consist of costs associated with marketing, customer service activities, and film and DVD distribution.

ADVERTISING AND MARKETING EXPENSES. Costs related to our advertising and marketing efforts are currently classified as general and administrative expenses. Our advertising and marketing expenses consist mainly of advertising expenses, creative development and promotional costs and commissions, and compensation for advertising and marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses for the six month period ended June 30, 2003 were $384,614, of which $Nil were non-cash related to stock based compensation. For the quarter ended June 30, 2002 these costs were $613,961 of which $94,792 were non-cash related to stock based compensation. These significant non-cash related items are based on our decision to expense the 1999 stock option plan and the reduction of these numbers is due to the amortization of the expenses under this plan.

Three Months Ended June 30, 2003 and June 30, 2002

The discussion set forth below relating to results of operations pertains to the comparison of the three months ended June 30, 2003 and June 30, 2002.

REVENUES. We recognized $Nil revenues for the three month period ended June 30, 2003 as compared to $Nil for the period ended June 30, 2002. Revenues have ceased during this period as we focussed all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see the company focus on more traditional film and television marketing efforts.

COST OF REVENUES. We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, cost of revenues will primarily consist of costs associated with marketing, customer service activities, and film and DVD distribution.

ADVERTISING AND MARKETING EXPENSES. Costs related to our advertising and marketing efforts are currently classified as general and administrative expenses. Our advertising and marketing expenses consist mainly of advertising expenses, creative development and promotional costs and commissions, and compensation for advertising and marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses for the three month period ended June 30, 2003 were $304,496, of which $Nil were non-cash related to stock based compensation. For the quarter ended June 30, 2002 these costs were $102,160 of which $Nil were non-cash related to stock based compensation. These significant non-cash related items are based on our decision to expense the 1999 stock option plan and the reduction of these numbers is due to the amortization of the expenses under this plan.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed our operations primarily from private placements and loans. As at June 30, 2003, we had $366 in cash and cash equivalents, as compared to $35, as at June 30, 2002. As at June 30, 2003, we had a working capital deficiency of $1,890,598. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date.

Operating Activities

Our operating activities resulted in net cash outflows of $208,301 for the six month period ended June 30, 2003 as compared to $173,504 for the six months ended June 30, 2002. The cash was used to maintain our ongoing operations. Operating activities resulted in net cash outflows of $393,448 and $1,538,694 respectively for the years ended December 31, 2002 and 2001.

Investing Activities

Investing activities resulted in net cash outflows of $475,000 for the six month period ended June 30, 2003 as compared to $Nil for the six months ended June 30, 2002. Investing activities resulted in net cash outflows of $Nil and $23,324 respectively for the years ended December 31, 2002 and 2001. The investing activities in the six months ended June 30, 2003 represented a $100,000 deposit we made against the acquisition of the Trocedero library of motion pictures and a $375,000 deposit against the acquisition of RKO Pictures LLC.

Financing Activities

Financing activities resulted in net cash inflows of $681,050 for the six month period ended June 30, 2003.

On March 11, 2003, we sold 10,000 shares of our common stock, at a price of $0.50 per share, for gross proceeds of $5,000.

On May 28, 2003, we sold a convertible note in the principal amount of $100,000. The note bears interest at 10% per annum and matures on May 28, 2004. The note is convertible into shares of our common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion.

On June 6, 2003, we sold 90,000 shares of our common stock, at a price of $1.00 per share, for proceeds of $90,000.

On June 20, 2003, we sold a convertible note in the principal amount of $250,000. The note bears interest at 12% per annum and matures on June 20, 2004. The note is convertible into shares of our common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion.

On June 25, 2003, we sold a convertible note in the principal amount of $150,000. The note bears interest at 10% per annum and matures on June 25, 2004. The note is convertible into shares of our common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion.

We have also renewed $80,700 in loans from Robert MacLean and Mark Rutledge.

We have received $55,350 in a loan from a third party.

Net cash used in operating activities was $208,301 for the six months ended June 30, 2003 as compared to $173,504 for the six months ended June 30, 2002. The net cash was used for general operations.

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

We are also in the process of securing additional capital through a combination of debt and equity transactions, which will be required in order to continue operations.

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

In the event that our plans or assumptions change or prove inaccurate (due to delays in development, the inability to sign any significant acquisition agreements or generate revenues, unfavorable economic conditions, or other unforeseen circumstances), there can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Future Cash Requirements

We have engaged Capstone Investments and Natexis Bleichroeder Inc., both investment banks, to assist us in securing additional capital through a combination of offering debt and securities in our company.

We expect that the implementation of our new business strategy will lead to increased revenues in 2003 and 2004. Our capital plan contemplates us raising up to $10 million in order to implement our new business strategy. Six ($6) million of this amount will be used to acquire 100% of the membership interests of RKO Pictures, LLC. This acquisition will also enable us to create remakes or sequels of existing motion pictures. One ($1) million of this financing will be used to re-master motion pictures from the Trocadero Library for release on digital video disc and to create a menu of added features. Pending completion of the proposed acquisition of RKO Pictures, we intend to role out a minimum of 20 digital video discs in the next 18 month period. The remaining three ($3) million will be set aside for ongoing operating expenses.

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

The implementation of these new standards is not expected to have a material effect on our consolidated financial statements.

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
  the possibility of unforeseen price competition for our services, or reductions in market prices for digital video disc sales; and
  our dependence upon key personnel.

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

We may need significant additional funds, which we may not be able to obtain

If we raise up to ten ($10) million, we believe that we will be able to meet our anticipated cash needs for working capital, capital expenditures and normal business expansion for the next 24 months. If our business model should prove to be based on assumptions that prove to have been incorrect, our financial resources may not be sufficient to satisfy our capital requirements for this period. If this occurs, we will probably need to raise additional funds in order to achieve the goals we set for ourselves in our business plan. Even if we do raise up to ten ($10) million, we may be required to fund more aggressive brand promotions and rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services that we did not anticipate. If our financial resources are insufficient we will require additional financing in order to execute our plans for expansion. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the Common Stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms, when required, or that additional financing will be available to us at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, promote our brand as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance services or respond to competitive pressures.

Risks associated with the acquisitions

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

Our management owns a significant percentage of our company and will be able to exercise control over our company

Our management owns a significant voting block, which can be used to elect directors and/or approve or block significant corporate transactions. Such share ownership may also have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, thereby having a material adverse effect on the value of our company's common stock. In addition, investors may have difficulty obtaining the necessary stockholder vote required for corporate actions contrary to the wishes of the management.

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

Three of our former employees have received judgments against us. One received a Stipulated Judgment against us in the amount of $10,000 from the Los Angeles County Superior Court on April 10, 2002. Two have received an Order, Decision or Award from the Labour Commissioner of California. The first was awarded against OnlineFilmSales.com, LLC in the amount of $11,328.09 on July 10, 2001; the second was awarded against us and OnlineFilmSales.com, LLC in the amount of $26,578.24 on May 29, 2002. As of August 11, 2003, no payments have been made to any of these former employees.

August Entertainment, Inc. brought an action against us on September 7, 2000, in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. This matter was settled in December 2001. Pursuant to the terms of the settlement, we agreed to pay August Entertainment $70,000, of which $46,000 has been paid as of the date of this quarterly report.

On or about September 5, 2001, Total Creative, Inc. filed a complaint in Los Angeles County Superior Court against OnlineFilmandTVSales.com, Inc. for money allegedly due for work and services allegedly supplied by the claimant. On November 27, 2001, the claimant received a Default Money Judgment in the amount of $34,531.49. As of the date of this quarterly report, no payment has been made to Total Creative.

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

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

On May 7, 2003, we issued 30,000 common shares at a price of $1.00 per share to a consultant for payment on an oral consulting agreement in consideration of services provided by the consultant to our company. The shares were issued by relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On May 28, 2003, we issued a convertible note in the principal amount of $100,000. The note bears interest at 10% per annum and matures on May 28, 2004. The note is convertible into shares of our common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. The convertible note was issued to one accredited investor relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On June 6, 2003, we issued 90,000 shares of our common stock, at a price of $1.00 per share, to two accredited investors for gross proceeds of $90,000. The shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 20, 2003, we issued a convertible note in the principal amount of $250,000. The note bears interest at 12% per annum and matures on June 20, 2004. The note is convertible into shares of our common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. The convertible note was issued to two investors in an offshore transaction Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 25, 2003, we issued a convertible note in the principal amount of $150,000. The note bears interest at 10% per annum and matures on June 25, 2004. The note is convertible into shares of our common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. The convertible note was issued to one accredited investor relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3 Defaults Upon Senior Securities

Not applicable.

ITEM 4 Submission of Matters To A Vote Of Security Holders

None.

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

None.

Exhibits

Exhibit
Number Exhibit Title

* Filed herein.

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

10.20 Consulting Agreement dated March 1, 2003 between InternetStudios.com, Inc. and Venture Spark LLC (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 20, 2003).

10.21 Addendum to Letter of Intent dated May 16, 2003 between InternetStudios.com, Inc. and Dominique Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 20, 2003).

10.22* Letter of Intent dated May 8, 2003 between International Media Acquisition Group, LLC and Ted Hartley and Dina Merrill.

10.23* Convertible Note dated May 28, 2003 between InternetStudios.com, Inc. and Alan Kapilow.

10.24* Addendum to Letter of Intent dated June 6, 2003 between International Media Acquisition Group, LLC and Ted Hartley and Dina Merrill.

10.25* Convertible Note dated June 20, 2003 between InternetStudios.com, Inc., Emergent Capital Corp. and Gustavson Development Inc.

10.26* Assignment Agreement dated June 20, 2003 between International Media Acquisition Group LLC, Emergent Capital Corp. and Gustavson Development Trust.

10.27* Convertible Note dated June 25, 2003 between InternetStudios.com, Inc. and Martial Chaillet.

10.28* Letter Agreement dated July 10, 2003 between InternetStudios.com, Inc. and Natexis Bleichroeder Inc.

10.29* Asset Purchase Agreement dated July 30, 2003 between InternetStudios.com, Inc. and Dominque Bigle.

10.30* Management Agreement dated July 30, 2003 between InternetStudios.com and Dominique Bigle.

(21) Subsidiaries

OnlineFilmSales.com, LLC (a Delaware company).

ReporterTV.com, LLC (a Delaware company).

StudioBuzz.com, LLC (a Delaware company).

Online FilmandTVSales.com, Inc. (a California company).

InternetStudiosUK Limited (a United Kingdom company).

InternetStudios Entertainment Finance (a British Columbia company).

International Media Acquisition Group, LLC (a Delaware company).

(31) Certifications

31.1* Section 302 Certification.

31.2* Section 302 Certification.

(32) Certifications

32.1* Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, InternetStudios.com, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNETSTUDIOS.COM, INC.

By: /s/ Robert MacLean
Robert MacLean, Chairman of the Board,
President and Director (Principal Executive Officer)
Date: August 13, 2003

By: /s/ Mark Rutledge
Mark Rutledge, Vice-Chairman, Secretary,
Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: August 13, 2003