Form 10-Q
period 2003-09-30
INTERNETSTUDIOS COM INC
filed 2003-11-14
CIK 1094365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

or

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

As of November 12, 2003, there were 10,889,209 shares of the Registrant's common shares issued and outstanding.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -	$ 2,617
Taxes recoverable	5,945	35,137
Deferred finance fee (Note 5)	448,125	-

	454,070	37,754

DEPOSIT ON ACQUISITIONS (Note 4)	807,500	-

	$ 1,261,570	$ 37,754

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 73,301	$ -
Accounts payable and accrued liabilities	846,945	778,288
Loans payable (Note 5)	1,430,275	414,225

	2,350,521	1,192,513

GOING CONCERN CONTINGENCY (Note 2)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 7)
Common stock, $.001 par value, 100,000,000 shares authorized
10,889,209 shares issued and outstanding (2002 - 10,216,705)	2,650	2,583
Additional paid in capital	66,496,756	65,852,572
Obligation to issue shares (Note 5)	148,750	-
Deficit accumulated during the development stage	(67,737,107)	(67,009,914)

Total Stockholders' Equity (Deficit)	(1,088,950)	(1,154,759)

	$ 1,261,570	$ 37,754

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002	April 14, 1998 (inception) to September 30, 2003

REVENUE	$ -	$ -	$ -	$ -	$ 220,291

OPERATING EXPENSES
General and administrative	75,536	60,942	460,150	674,903	27,999,250
Sales and marketing (recovery)	-	2.257	-	2,257	3,129,457
Amortization of goodwill	-	-	-	-	12,737,424
Amortization of website development costs	-	222,405		667,217	2,779,668
Website development costs	-	-	-	-	6,327,907

	75,536	285,604	460,150	1,344,377	53,973,706

Loss from operations	(75,536)	(295,604)	(460,150)	(1,344,377)	(52,753,415)

Other income (expenses)
Interest and finance expense	(255,317)	-	(267,043)	(16,435)	(43,153)
Gain on settlement of debts	-	67,072	-	153,280	153,280
Minority interest in loss of subsidiary	-	-	-	-	506,250
Loss on impairment of loans receivable	-	-	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	-	-	(544,523)
Loss on impairment of goodwill	-	-	-	-	(15,462,534)
Gain (loss) on settlement of lawsuits	-	-	-	52,500	(80,000)
Gain on write-off of disputed accounts payable	-	-	-	-	796,820

NET LOSS FOR THE PERIOD	$ (330,853)	$ (218,532)	$ (727,193)	$ (1,155,032)	$ (67,737,107)

BASIC NET LOSS PER SHARE	$ (0.03)	$ (0.03)	$ (0.07)	$ (0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,354,205	7,168,605	10,401,961	4,620,844

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine months ended September 30, 2003	Nine months ended September 30, 2002	April 14, 1998 (inception) to September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (727,193)	$ (1,155,032)	$ (67,737,107)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	-	667,217	15,176,819
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on write-off of website development costs	-	-	62,223
Loss on impairment of loans	-	-	309,832
Compensation expense related to stock and stock options	249,875	94,792	12,831,175
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	-	(153,280)	(153,280)
Changes in operating assets and liabilities:
Accounts receivable	-	969	(46,087)
Taxes recoverable	29,192	(9,078)	12,018
Prepaid expenses	-	-	(117,685)
Accounts payable and accrued liabilities	68,658	330,784	2,076,334
CASH USED IN OPERATING ACTIVITIES	(379,468)	(223,628)	(18,422,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisitions	(807,500)	-	(807,500)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759
CASH FLOWS USED IN INVESTING ACTIVITIES	(807,500)	-	(3,620,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	73,301	(4,428)	73,301
Loans receivable	-	50,000	(1,201,609)
Loans payable	1,016,050	185,543	1,921,746
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	95,000	-	22,390,935
CASH FLOWS FROM FINANCING ACTIVITIES	1,184,351	230,115	23,383,532

INCREASE IN CASH AND CASH EQUIVALENTS	2,617	6,487	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,617	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ 6,487	$ -

Supplemental cash flow information: See Note 5.

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception. In addition, the Company has used, rather than provided, cash in its operations. As of September 30, 2003, the Company had a working capital deficiency of $1,896,451.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

The financial statements include the accounts of the Company, its active subsidiary, International Media Acquisition Group LLC, and its inactive subsidiaries: OnlineFilmSales.com LLC, InternetStudios UK, Ltd., InternetStudios Entertainment Finance, Inc., and OnlineFilmandTVSales.com, Inc.; in turn, OnlineFilmsSales.com, LLC owns membership interests in two inactive limited liability companies, ReporterTV.com LLC and StudioBuzz.com LLC (collectively, "the Company"). All intercompany accounts and balances have been eliminated in consolidation.

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
SEPTEMBER 30, 2003
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
SEPTEMBER 30, 2003
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - DEPOSITS

On February 13, 2003, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) common shares of its capital stock and to pay $300,000 to Bigle. As of September 30, 2003, the Company has paid a deposit of $120,000 to Bigle.

Effective May 8, 2003, the Company entered into a Letter of Intent to acquire 100% of the membership interests of RKO Pictures, LLC (the "RKO Letter of Intent"). Pursuant to the terms of the RKO Letter of Intent, the Company has agreed to acquire 100% of the membership interests of RKO Pictures, LLC in consideration for $5.5 million in cash. In addition to the purchase price, the Company is required to have a working capital reserve of $4.5 million. A warrant will also be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition. As of September 30, 2003, the Company has paid a deposit of $687,500 to RKO Pictures, LLC.

These deposits are secured by Promissory Notes, as follows:

By Promissory Note dated May 14, 2003 in the amount of $125,000, which is repayable by May 14, 2004;

By Promissory Note dated June 16, 2003 in the amount of $250,000, which is repayable by June 16, 2004;

By Promissory Note dated July 7, 2003 in the amount of $250,000, which is repayable by July 7, 2004;

By Promissory Note dated August 7, 2003 in the amount of $62,500, which is repayable by August 7, 2004.

The Company has pledged these promissory notes as security for loans payable, refer to Note 5.

We are attempting to secure financing to complete these acquisitions and to secure operating capital. We continue to negotiate in good faith with both parties. However, as of the date hereof, we have not secured financing. The continued operations of the Company are dependent upon the Company's ability to raise sufficient funds to meet its financing requirements on a continuing basis and to succeed in its future operations.

NOTE 5 - LOANS PAYABLE

By loan agreement dated July 9, 2003, the Company has a convertible loan outstanding of $300,000 which bears interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The note is convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. This loan is secured by a promissory note in the amount of $250,000 held against the deposits in Note 4. A lender's bonus of 300,000 common shares was paid on this transaction. The shares had a fair market value of $300,000 and this amount has been recorded as a deferred finance fee and will be amortized over the life of the loan.

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 5 - LOANS PAYABLE (continued)

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

By loan agreement dated June 20, 2003, the Company has convertible loans outstanding of $250,000 which bear interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The note is convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. This loan is secured by two promissory notes in the amount of $375,000 held against the deposits in Note 4. A lender's bonus of 350,000 common shares is payable on this loan. The shares had a fair market value of $297,500 and this amount has been recorded as a deferred finance fee and will be amortized over the life of the loan. To September 30, 2003 the Company has issued 175,000 common shares and has an obligation to issue an additional 175,000 common shares. The terms of this loan are currently being renegotiated by the parties.

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

The Company has loans payable outstanding of $273,543 and $45,350, which are unsecured, bear no interest and have no specific terms of repayment.

The Company also has a loan payable outstanding of $100,000, which is unsecured, bears a fee of $10,000 per quarter and has no specific terms of repayment

NOTE 6 - RELATED PARTY TRANSACTIONS

At September 30, 2003, the Company has accrued $105,000 and has $60,540 still owing pursuant to consulting agreements with its current officers and directors. This amount is included in accounts payable.

At September 30, 2003, the Company also has loans payable to management outstanding of $70,700, which are unsecured, bear no interest and have no specific terms of repayment.

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
SEPTEMBER 30, 2003
(Unaudited)

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

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

During July 2003 the Company issued 300,000 common shares at a price of $1.00 per share, to a lender for payment of a lender's bonus.

During July 2003 the Company issued 15,000 common shares at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

During August 2003 the Company issued 45,000 common shares at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

During August 2003 the Company issued 175,000 common shares at a price of $0.85 per share to a lender for payment of a lender's bonus. The Company has an obligation to issue a further 175,000 common shares to the lender.

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

The following table summarizes information about stock option transactions for the period ended September 30, 2003.
	Shares	Weighted Average Exercise Price	Expiry Date
Options outstanding
December 31, 2002	13,300	$100	November 30, 2004
Granted	-	-
Exercised	-	-
Expired	-	-
September 30, 2003	13,300	$100	November 30, 2004

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
SEPTEMBER 30, 2003
(Unaudited)

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

12

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

We were incorporated in the State of Nevada on April 14, 1998 under the name The Enterprise, Inc. We changed our name to eHealth.com, Inc. in anticipation of acquiring a license to software technology for the health industry. This acquisition was not completed. Effective September 21, 1999 we changed our name to InternetStudios.com, Inc.

Our business model has evolved toward a greater focus on the control of our own filmed entertainment properties. Our shift in focus has been motivated by opportunities management believes have arisen due to recent structural changes in the entertainment sector. The motion picture industry has entered an unusual phase in its history, where the confluence of two trends has created a unique investment opportunity. The first of these is a consumer technology trend--the introduction and mass penetration of DVD players in homes--that has led to a record surge in consumer purchases of movies for home viewing. The second trend is a cyclical market downturn that has driven media asset valuations to recent historic lows, particularly for films and film libraries.

Taken together, these trends have resulted in an environment where valuable, cash-generating assets like production companies and home video distribution rights can be acquired at prices below their ultimate market value. We plan to exploit this situation by assembling a world-class film production and DVD distribution company and management team To this end, we have entered into negotiations to acquire both filmed entertainment content and a recognizable brand under which this content can be distributed.

As part of this change in business direction, on February 13, 2003, we entered into a Letter of Intent with Dominique Bigle to acquire Bigle's library of over 1500 motion pictures. In consideration for acquiring the library of motion pictures, we agreed to issue to Bigle one million (1,000,000) shares of our common stock and to pay $300,000 to Bigle. As of June 30, 2003, we paid a deposit of $100,000 to Bigle. We anticipated closing this acquisition on August 14, 2003 and executed final documentation with Mr. Bigle in anticipation of such closing.

Unfortunately, the financing for this transaction did not close. However, the parties continue to negotiate in good faith and expect to close a transaction on substantially similar terms in the near future.

Additionally, as part of this new business strategy, on May 12, 2003 we formed a wholly owned subsidiary called International Media Acquisition Group, a Delaware LLC.

During the quarter ended June 30, 2003, International Media Acquisition Group entered into a letter of intent to acquire RKO Pictures, LLC, one of the classic Hollywood studios. Pursuant to the terms of the letter of intent, International Media Acquisition would acquire 100% of the membership interests of RKO Pictures LLC in consideration for $5.5 million in cash. In addition to the purchase price, we would be required to have a working capital reserve of $4.5 million. A warrant will also be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of our company's fully diluted share capital post-acquisition. The letter of intent with RKO Pictures, LLC also requires that we enter into a services agreement with the current Chairman of RKO Pictures, for a three-year term during which the individual will be paid total compensation of $875,000. As of the date hereof, we have paid deposits of $687,500 toward the purchase price.

We anticipated closing this acquisition on September 2, 2003 and executed final documentation with International Media Acquisition and RKO Pictures, LLC in anticipation of such closing. Unfortunately, the financing for this transaction did not close. However, the parties continue to negotiate in good faith and expect to close a transaction on substantially similar terms in the near future.

We also plan to continue exploring other available business opportunities whereby we can add to our library of filmed entertainment assets and build a niche-oriented DVD releasing and merchandising company. Accordingly, during the quarter ended September 30, 2003, we continued to seek expansion capital to fund these acquisitions and for working capital requirements.

During the quarter ended September 30, 2003, we secured loans totalling $300,000 from one non-related party, which enabled us to maintain our operations.

We anticipate that our new business direction will enable us to attract additional financing to allow us to add the needed resources to further support the growth of our operations and to close these acquisitions. However, as of the date hereof, we have not been successful in securing the necessary expansion capital. Presently, we have no operating business and no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful implementation of our new business direction and achieving a profitable level of operations. There are, however, no assurances that we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the consolidated audited financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 and September 30, 2002

The discussion set forth below relating to results of operations pertains to the comparison of the nine months ended September 30, 2003 and September 30, 2002.

REVENUES. We recognized $Nil revenues for the nine month period ended September 30, 2003 as compared to $Nil for the period ended September 30, 2002. Revenues have ceased during this period as we focussed all of our resources on raising capital, reorganizing and streamlining operations and developing a self-sustaining business model that would see our company focus on more traditional film and television marketing efforts.

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

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses for the nine month period ended September 30, 2003 were $460,150, of which $Nil were non-cash related to stock based compensation. For the nine months ended September 30, 2002 these costs were $677,160 of which $94,792 were non-cash related to stock based compensation. These significant non-cash related items are based on our decision to expense the 1999 stock option plan and the reduction of these numbers is due to the amortization of the expenses under this plan.

Three Months Ended September 30, 2003 and September 30, 2002

The discussion set forth below relating to results of operations pertains to the comparison of the three months ended September 30, 2003 and September 30, 2002.

REVENUES. We recognized $Nil revenues for the three month period ended September 30, 2003 as compared to $Nil for the period ended September 30, 2002. Revenues have ceased during this period as we focussed all of our resources on raising capital, reorganizing and streamlining operations and developing a self-sustaining business model that would see our company focus on more traditional film and television marketing efforts.

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

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses for the three month period ended September 30, 2003 were $75,536, of which $Nil were non-cash related to stock based compensation. For the quarter ended September 30, 2002 these costs were $63,199 of which $Nil were non-cash related to stock based compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception, we have financed our operations primarily from private placements and loans. As at September 30, 2003, we had $Nil in cash and cash equivalents, as compared to $6,487 as at September 30, 2002. As at September 30, 2003, we had a working capital deficiency of $1,896,451. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date.

Operating Activities

Our operating activities resulted in net cash outflows of $379,468 for the nine month period ended September 30, 2003 as compared to $223,628 for the nine months ended September 30, 2002. The cash was used to maintain our ongoing operations. Operating activities resulted in net cash outflows of $393,448 and $1,538,694 respectively for the years ended December 31, 2002 and 2001.

Investing Activities

Investing activities resulted in net cash outflows of $807,500 for the nine month period ended September 30, 2003 as compared to $Nil for the nine months ended September 30, 2002. Investing activities resulted in net cash outflows of $Nil and $23,324 respectively for the years ended December 31, 2002 and 2001. The investing activities in the nine months ended September 30, 2003 represented a $120,000 deposit we made against the acquisition of the Trocedero library of motion pictures and a $687,500 deposit against the acquisition of RKO Pictures LLC.

Financing Activities

Financing activities resulted in net cash inflows of $1,184,351 for the nine month period ended September 30, 2003.

On July 23, 2003 we issued 300,000 shares of common stock at a price of $1.00 per share, to a lender for payment of a lender's bonus.

On July 23, 2003 we issued 15,000 shares of common stock at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

On August 12, 2003 we issued 45,000 shares of common stock at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

On August 18, 2003 we issued 175,000 shares of common stock at a price of $0.85 per share to a lender for payment of a lender's bonus. We have an obligation to issue a further 175,000 common shares to the lender.

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

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self-sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. In addition, management expects cash flow from operations to increase over the next year. It is management's intention to continue to modify our business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2002 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues that exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Future Cash Requirements

We expect that the implementation of our new business strategy will lead to increased revenues in 2004 and 2005. Our capital plan contemplates us raising up to $10 million in order to implement our new business strategy. If we are successful in raising this capital, and in closing the RKO Pictures, LLC acquisition and the Trocadero library acquisition, the use of funds would be as follows: approximately six ($6) million of this amount will be used to acquire 100% of the membership interests of RKO Pictures, LLC; one ($1) million of this financing will be used to re-master motion pictures from the Trocadero Library for release on digital videodisc and to create a menu of added features, and the remaining three ($3) million will be set aside for ongoing operating expenses.

However, as of the date hereof, we have not been successful in securing the necessary expansion capital. Presently, we have no operating business and no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, successful implementation of our new business direction and achieving a profitable level of operations. There are, however, no assurances we will be able to generate further funds required for our continued operations. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the consolidated audited financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We may incur future losses

We may incur net losses for the foreseeable future. The extent of these losses, if any, will depend, in part, on the amount and rates of growth in our net revenue from digital videodisc sales, filmed entertainment distribution and related activities. As a result of our early stage of development, we believe that period-to-period comparisons of our operating results are not meaningful and that our operating results for any period should not be relied upon as an indication of future performance. To the extent that (a) net revenue does not grow at anticipated rates, (b) increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue or (c)

we are unable to adjust operating expense levels accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

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

Risks associated with the acquisitions

Our future performance will depend in part upon our ability to complete the acquisition of the acquired company with significant media assets, or to integrate the operations of our company with those of the acquired company in order to leverage this relationship into sources of revenue. Acquisitions involve numerous risks and uncertainties, including, without limitation:

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

We depend on our ability to attract key personnel

We depend on the continued services and performance of our senior management and other key personnel, including senior management of the acquired company. The loss or unavailability of any of these individuals for any significant period of time could have a material effect on our business, prospects, financial condition and results of operations. Our performance also depends on our ability to attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract, retain, and integrate such personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risks associated with brand development

We believe that establishing and maintaining an accepted brand of filmed entertainment product is critical to attracting buyers to our digital videodisc sales and to expanding our commercial relationships. In order to attract and retain purchasers, advertisers and commerce partners, and to promote and maintain our brand in response to competitive pressures, we intend to increase substantially our financial commitment to creating and maintaining distinct brand loyalty among these groups. We expect our efforts to include advertising and marketing and traditional media advertising campaigns directed at the filmed entertainment rights industry. In addition, we may need to expend additional resources to build the brand. If we do not generate a corresponding increase in net revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, prospects, financial condition and results of operations, will be materially and adversely affected.

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

Trading of our stock may be restricted by the United States Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

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

ITEM 4 Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

On November 15, 2002, the Hollywood Reporter Incorporated commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry). Hollywood's claim is for debt arising for the failure to pay off advertising published in Hollywood's periodical. The amount of the claim is $8,843 plus costs and interest. We have filed a Statement of Defence and intend to defend this lawsuit.

On September 9, 2003 Oxford & Associates, A Division of Oxford Global Resources, Inc. filed a Writ of Summons and Statement of Claim in British Columbia Supreme Court under action number S034865. Oxford's claim against us is for debt arising for the failure to pay for software development services. Oxford claims US$107,121.25, plus court ordered interest. Although no assurance can be given as to the outcome of this lawsuit, we believe that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations. We filed a Statement of Defence on October 16, 2003 and intend to defend this lawsuit.

On September 29, 2003 a former employee filed a cross-complaint in case number SC 077372 in the Superior Court of the State of California, County of Los Angeles alleging that our company is responsible for certain credit card debts. The action was brought against the former employee by American Express Travel Related Services Company, Inc. We have been advised that the action against the former employee has been settled and that the cross-complaint will be withdrawn.

Although no assurance can be given as to the outcome of any potential lawsuit, we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations and we intend to vigorously defend against any action.

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

On July 23, 2003 we issued 300,000 shares of common stock at a price of $1.00 per share, to an accredited investor for payment of a lender's bonus, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On July 23, 2003 we issued 15,000 shares of common stock at a price of $1.00 per share to an accredited investor for payment on an engagement contract, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On August 12, 2003 we issued 45,000 shares of common stock at a price of $1.00 per share to an accredited investor for payment on an engagement contract, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On August 18, 2003 we issued 175,000 shares of common stock at a price of $0.85 per share in an offshore transaction to a non-US person (as that term is defined in Regulation S under the Securities Act of 1933) to a lender for payment of a lender's bonus. We have an obligation to issue a further 175,000 common shares to the lender. We relied on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, for the issuance of the shares of common stock.

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

10.22 Letter of Intent dated May 8, 2003 between International Media Acquisition Group, LLC and Ted Hartley and Dina Merrill (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.23 Convertible Note dated May 28, 2003 between InternetStudios.com, Inc. and Alan Kapilow (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.24 Addendum to Letter of Intent dated June 6, 2003 between International Media Acquisition Group, LLC and Ted Hartley and Dina Merrill (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.25 Convertible Note dated June 20, 2003 between InternetStudios.com, Inc., Emergent Capital Corp. and Gustavson Development Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.26 Assignment Agreement dated June 20, 2003 between International Media Acquisition Group LLC, Emergent Capital Corp. and Gustavson Development Trust (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.27 Convertible Note dated June 25, 2003 between InternetStudios.com, Inc. and Martial Chaillet (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.28 Letter Agreement dated July 10, 2003 between InternetStudios.com, Inc. and Natexis Bleichroeder Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.29 Asset Purchase Agreement dated July 30, 2003 between InternetStudios.com, Inc. and Dominque Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.30 Management Agreement dated July 30, 2003 between InternetStudios.com and Dominique Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003.

10.31* Form of Promissory Note with RKO Pictures, LLC. in the following amounts
$125,000	May 14, 2004
$250,000	June 16, 2004
$250,000	July 7, 2004
$62,500	August 8, 2004

10.32* Loan Agreement dated July 14, 2003 between InternetStudios.com and Proximity Capital, L.P.

10.33* Senior Convertible Note dated July 14, 2003 between InternetStudios.com, Inc. and Proximity Capital, L.P..

10.34* Assignment Agreement dated July 14, 2003 between International Media Acquisition Group, LLC and Proximity Capital, L.P.

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

*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, InternetStudios.com, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNETSTUDIOS.COM, INC.

By: /s/ Robert MacLean
Robert MacLean, Chairman of the Board,
President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Authorized Signatory for Registrant
Date: November 14, 2003