Form 10-K
period 2003-12-31
INTERNETSTUDIOS COM INC
filed 2004-04-19
CIK 1094365

This Form 10-K is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2003

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

Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

10,262,249 common shares @ $0.55(1) = $5,644,236.95
(1) Average of bid and ask closing prices on April 8, 2004.

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

12,129,209 common shares issued and outstanding as of April 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement, and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders fo fiscal year ended December 31, 1980).

None.

PART I

Item 1. Business.

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

Corporate Overview

InternetStudios.com, Inc. is a company focused on the production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.

We were incorporated in the State of Nevada on April 14, 1998 under the name The Enterprise, Inc. We changed our name to eHealth.com, Inc. in anticipation of acquiring a license to software technology for the health industry. This acquisition was not completed. Effective September 21, 1999 we changed our name to InternetStudios.com, Inc.

Our business model has evolved toward a greater focus on the control of our own filmed entertainment properties. Our shift in focus has been motivated by opportunities management believes have arisen due to recent structural changes in the entertainment sector. The motion picture industry has entered an unusual phase in its history, where the confluence of two trends has created a unique investment opportunity. The first of these is a consumer technology trend - the introduction and mass penetration of DVD players in homes - that has led to a record surge in consumer purchases of movies for home viewing. The second trend is a cyclical market downturn that has driven media asset valuations to recent historic lows, particularly for films and film libraries.

Taken together, these trends have resulted in an environment where valuable, cash-generating assets like production companies and home video distribution rights can be acquired at prices below their ultimate market value. We plan to exploit this situation by assembling a world-class film production and DVD distribution company and management team. To this end, we have entered into negotiations to acquire both filmed entertainment content and a recognizable brand under which this content can be distributed.

As part of this change in business direction, on February 13, 2003, we entered into a Letter of Intent with Dominique Bigle to acquire Bigle's library of over 1500 motion pictures (the "Trocadero Library"). In consideration for acquiring the library of motion pictures, we agreed to issue to Bigle 1,000,000 shares of our common stock and to pay $125,000 to Bigle. As of the date hereof, we have paid a deposit of $115,000 to Bigle and issued 1,000,000 shares of common stock. The closing of this agreement extended by agreements dated July 30, 2003 and January 19, 2004. Those extensions have now expired and we have not obtained any further extensions. Despite not having a further extension, we continue to negotiate in good faith and expect to close this acquisition on the same terms in the near future . We anticipate closing this acquisition by April 30, 2004.

Additionally, as part of this new business strategy, on May 12, 2003 we formed a wholly owned subsidiary called International Media Acquisition Group, a Delaware LLC ("IMAG").

During the quarter ended June 30, 2003, IMAG entered into a letter of intent to acquire RKO Pictures, LLC, ("RKO") one of the classic Hollywood studios. Pursuant to the terms of the letter of intent, IMAG agreed to acquire 100% of the membership interests of RKO Pictures LLC in consideration for $5.5 million in cash. In addition to the purchase price, IMAG agreed to set aside a working capital reserve of $4.5 million. Under the terms of the letter of intent, a warrant was to be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of our fully diluted share capital post-acquisition. The letter of intent with RKO also requires that we enter into a services agreement with the current Chairman of RKO Pictures, for a three-year term during which the individual will be paid total compensation of $875,000. During the three months after the execution of the letter of intent, we paid deposits of $687,500 toward the purchase price.

We anticipated closing this acquisition on September 2, 2003 and executed final documentation between us, IMAG and RKO in anticipation of such closing. Unfortunately, the financing for this transaction did not close. However, the parties continue to negotiate in good faith and expect to close a transaction on substantially similar terms in the near future.

We also plan to continue exploring other available business opportunities whereby it can add to its library of filmed entertainment assets and build a niche-oriented DVD releasing and merchandising company.

History

We are a Nevada corporation, incorporated on April 14, 1998 under the name "The Enterprise, Inc." For a period of time prior to December 14, 1998, we were engaged in the word processing business. We changed our name to eHealth.com, Inc. in anticipation of acquiring a license to software technology for the health industry, however the acquisition was never consummated.

On September 21, 1999, we changed our name to "InternetStudios.com, Inc." We have been in the business of providing web-based solutions for the entertainment industry. In 2003, we changed our business direction to focus on acquiring more traditional media assets.

We have the following active subsidiary:
Subsidiary	Jurisdiction of Incorporation	Date of Incorporation	Percentage of Securities Owned
International Media Acquisition Group, LLC	Delaware	June 30, 2003	100% by InternetStudios

We have the following inactive subsidiaries:
Subsidiaries	Jurisdiction of Incorporation	Date of Incorporation	Percentage of Securities Owned
OnlineFilmandTVSales.com, Inc. (1)	California	April 12, 2000	100% by InternetStudios
InternetStudios UK Limited(2)	United Kingdom	February 21, 2000	100% by InternetStudios
InternetStudios Entertainment Finance(3)	British Columbia	June 29, 2000	100% by InternetStudios

(1) OnlineFilmandTVSales is a California Corporation. This company is not in good standing and has been struck for failure to file its annual statements.

(2) InternetStudios.com UK Limited is a private limited liability company incorporated in England. This company is not in good standing and has been struck for failure to file its annual statements.

(3) On June 29, 2000, InternetStudios formed InternetStudios Entertainment Finance ("IEF") to provide interim financing for the production of filmed entertainment projects with budgets between $2 million and $8 million. This is an inactive company.

We have the following dissolved subsidiaries:
Subsidiaries	Jurisdiction of Incorporation	Date of Incorporation	Percentage of Securities Owned
OnlineFilmSales.com, LLC(1)	Delaware	March 8, 2000	100% by InternetStudios
ReporterTV.com, LLC(1)	Delaware	March 8, 2000	75% by OnlineFilmSales. com, LLC
StudioBuzz.com, LLC(1)	Delaware	March 17, 2000	50% by OnlineFilmSales. com, LLC

(1) OnlineFilmSales.com, LLC , ReporterTV.com, LLC and StudioBuzz.com, LLC were cancelled-voided by the State of Delaware Division of Corporations on June 1, 2003. In 2003, we wrote off debts of $244,165 as a result of the cancellation of these LLC's.

Business Overview

InternetStudios.com, Inc. is a development stage company engaged in the acquisition and development of production, distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media. Our company was founded in 1999 to incorporate innovative structures and technology to address the marketing, sales and releasing of filmed entertainment. Our business model has evolved toward a greater focus on the control of its own filmed entertainment properties, and toward that end we have recently entered negotiations to acquire the Trocadero Library and RKO Pictures, LLC, one of the classic Hollywood studios. In light of these proposed acquisitions, we intend to assemble a world class entertainment company under the classic Hollywood brand of RKO Pictures. Our goal is to leverage the RKO brand and assets along with our own distribution technology platform to establish a new mini-major studio and profitably position our company as a leading purveyor of classic films, memorabilia and merchandise that celebrate the very best that Hollywood has to offer.

Our company's shift in focus has been motivated by opportunities management believes have arisen due to recent structural changes in the entertainment sector. The motion picture industry has entered an unusual phase in its history, where the confluence of two trends has created a unique investment opportunity. The first of these is a consumer technology trend - the introduction and mass penetration of DVD players in homes-that has led to a record surge in consumer purchases of movies for home viewing. The second trend is a cyclical market downturn which has driven media asset valuations to recent historic lows, particularly for films and film libraries. Taken together, these trends have resulted in an environment where valuable, cash-generating assets like production companies and home video distribution rights can be acquired at prices below their ultimate market value. We plan to exploit this situation by assembling a world class film production and DVD distribution company and management team centered around the classic Hollywood brand of RKO Pictures.

Rarely in Hollywood does the opportunity arise to inexpensively acquire a great branded company with underexploited assets. In the strong economic climate of the 1990s, huge premiums were paid by the major media conglomerates for such valuable assets as Miramax Films, New Line Cinema, Castle Rock, Artisan, and other independent companies with strong brand names.

But the capital markets have since entered a cyclical downturn with an accompanying decline in asset values, and it has become more of a buyers' market for such strong brands. And now one of the most important brands in motion picture history, RKO Pictures, has become available for acquisition. In the belief that RKO Pictures represents a rare opportunity to purchase and rebuild a unique company to its former great status, we have entered into negotiations to acquire 100% of the members' interest in RKO Pictures, and we are now seeking funding to carry out this acquisition. If we successfully complete our proposed acquisition, we intend to quickly build a niche-oriented DVD releasing and merchandising company focused on Hollywood's classic era. DVD sales have become Hollywood's cash cow, and we plan to capture a share of this rapidly growing market. Secondly, we intend to build a production and releasing operation from the strong foundation of RKO's library of unexploited remake/sequel rights and un-produced screenplays.

Just as record buyers embraced the CD-ROM format twenty years ago, movie viewers around the world have fallen in love with the DVD, purchasing some 344 million DVD units in the U.S. alone in 2001. Industry analysts estimate that U.S. DVD sales will exceed 633 million units in 2002, an 84 percent increase over 2001 levels. (Sources: Adams Media; MPAA). Amid this surge of consumer spending niche opportunities abound, and our company is positioned to profitably exploit them. Through its planned acquisition of the Trocadero Films 1,500 title public domain film library, and our pending acquisition of RKO Studios, our company will own the necessary brand, library, and film exploitation rights to establish itself as the leading "classic Hollywood" film company for DVD collectors. Using the RKO label as our marketing platform, we will serve the sophisticated film lover with DVDs of these and other classic films, and with "contemporary classics," that is, new films based on or inspired by classic older films.

Throughout its golden years RKO attracted an impressive list of top Hollywood talent. Orson Welles, John Ford, Cary Grant, Fred Astaire, Ginger Rogers, John Wayne, Lucille Ball, Robert Mitchum, Kirk Douglas, Jane Russell, Maureen O'Hara, Douglas Fairbanks, Jr., and Claudette Colbert are just a small representative group of the legends of Hollywood who helped to create some of the greatest films of all time for RKO. Films ranging from "Citizen Kane" to "The Hunchback of Notre Dame" are part of the volume of work associated with the RKO brand.

Now, at a time when consolidation has left Hollywood with few truly independent mini-major studios, the opportunity exists to acquire RKO Pictures and all of its assets, including its name, trademarks, sequel and remake rights, un-produced script rights and other substantial assets. RKO's brand name and its signature lightning bolt tower logo-which embody the enduring qualities of classic Hollywood-are ideally suited for launching a classic DVD releasing company. Moreover, RKO has retained rights to create new productions based on a substantial number of its original titles, over 800 films in all. RKO's assets also include some 800 un-produced screenplays which can provide the source material for new feature films and TV programs. RKO also has a vast archive of historic materials ranging from photographs and letters to original screenplays and interviews which can be exploited through publishing, documentary programs, and other media.

RKO Pictures is clearly distinguished from the dozens of independent production companies dotting the Hollywood landscape, who have no provenance or library depth or brand recognition. The ability to utilize RKO's vast library of stories and titles without paying huge sums for these scripts and underlying rights will create a distinct advantage over other independent production and distribution companies. Moreover, through aggressive and measured use of the RKO name, a branded distribution platform can be created. The time is particularly ripe for this approach given the rapid rise of the DVD platform. Additionally, an RKO-branded block of time on television, which would contain original films from the RKO library as well as original productions based upon the RKO remake and sequel rights, would likely draw meaningful viewership. Further extension of the RKO brand into licensed consumer products is an additional opportunity to be pursued.

Our company is uniquely positioned to capitalize on RKO's assets and leverage RKO into a major media company. By taking advantage of the industry knowledge and relationships of our management team, our core marketing, tracking and licensing technology, and our currency as a public entity, we hope to build RKO into a diversified entertainment company.

We are seeking the necessary financing to close the RKO Pictures acquisition. Successful execution of our business plan will profitably position our company as a leading purveyor of classic films, memorabilia and merchandise that celebrate the very best that Hollywood has to offer.

Revenue Sources

If we are successful in completing the Trocadero Library and RKO Pictures transactions, we will derive our revenues from the worldwide exploitation of our filmed entertainment properties across multiple media and distribution channels, both directly as a producer and distributor of those properties, and also indirectly through royalty and license arrangements with third-parties who may pay for the right to exploit our brands and properties.

We expect to receive revenue from all of the following sources:

  Rental fees from primary theatrical and non-theatrical exhibition of our films
  Wholesale revenue from the sale of physical copies of our film and television programs on DVD, videocassette, and other home video media
  Revenue-sharing payments from the rental of our films and television programs via pay-per-view, video on demand and home video rental arrangements
  License fees from the exhibition of our films and television programs via pay cable, basic cable, network television broadcasting and television syndication
  Cash advances, license fees and royalty or profit-sharing payments from third parties who acquire from our company the right to exploit the literary and re-make rights to our screenplays and film properties
  Royalty payments from merchandising of consumer products bearing the logos, brands, and other forms of intellectual property from our company's films, television programs and archives
  Royalties and license payments from exploitation of soundtrack and music publishing rights for music from our company's films, television programs and archives
  Catalogue and direct marketing sales of home video products

Sales and Marketing

The digital video disc format for movies has experienced unprecedented popularity and has driven a global swell of consumer demand for movies on disk, both for new releases and for older catalogue titles. Domestic digital video disc revenues reached $8.4 billion in 2002.

We intend to capitalize on this opportunity by providing mainstream-friendly entertainment with worldwide commercial appeal in a low-risk, cost-efficient manner. We plan to exploit our own films in digital video disc format featuring special features and to acquire high quality assets that will be exploitable from a video and ancillary media perspective.

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

InternetStudios became a registered mark with the United States Trademark and Patent Office's Supplemental Registry effective April 2, 2002.

Employees

As of April 8, 2004, we employed six people, four in the area of corporate administration and two in sales and marketing. We also have two independent contractors providing management consulting services and capital raising services. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

RISKS SPECIFIC TO OUR COMPANY

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

We may need significant additional funds, which we may not be able to obtain

If we raise the financing necessary to complete the RKO and Trocadero transactions, we believe that we will be able to meet our anticipated cash needs for working capital, capital expenditures and normal business expansion for the next 24 months. If we do not manage to raise the full amount necessary, or if our business model should prove to be based on assumptions that prove to have been incorrect, our financial resources may not be sufficient to satisfy our capital requirements for this period. If this occurs, we will probably need to raise additional funds in order to achieve the goals we set for ourselves in our business plan. If our financial resources are insufficient we will require additional financing in order to execute our plans for expansion. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms, when required, or that additional financing will be available to us at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, promote our brand as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance services or respond to competitive pressures.

Risks associated with the Acquisition of RKO Pictures

Our future performance will depend in part upon our ability to complete our acquisition of RKO Pictures, or to integrate the operations of our company with those of RKO Pictures in order to leverage this relationship into sources of revenue. Acquisitions involve numerous risks and uncertainties, including, without limitation:

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

There can be no assurance that we will be able to consolidate our business with that of RKO Pictures, or that if we do, we will be able to integrate the merged or consolidated businesses or technology or otherwise successfully leverage the new businesses into additional user traffic for our web site, advertising agreements or sources of revenue. Such failures could have a material adverse effect on our business, prospects, financial condition and results of operations.

We depend on our ability to attract key personnel

We depend on the continued services and performance of our senior management and other key personnel, including senior management at RKO Pictures. The loss or unavailability of any of these individuals for any significant period of time could have a material effect on our business, prospects, financial condition and results of operations. Our performance also depends on our ability to attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract, retain, and integrate such personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our management owns a significant percentage of our company and will be able to exercise control over our company

Our management holds a significant voting block which can be used to elect directors and/or approve or block significant corporate transactions. Such share ownership may also have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, thereby having a material adverse effect on the value of our company's common stock. In addition, investors may have difficulty obtaining the necessary stockholder vote required for corporate actions contrary to the wishes of the management.

RISKS RELATED TO INDUSTRY

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

Risks associated with brand development

We believe that establishing and maintaining an accepted brand of filmed entertainment product is critical to attracting buyers to our digital video disc sales and to expanding our commerce relationships. In order to attract and retain purchasers, advertisers and commerce partners, and to promote and maintain our brand in response to competitive pressures, we intend to increase substantially our financial commitment to creating and maintaining distinct brand loyalty among these groups. We expect our efforts to include advertising and marketing and traditional media advertising campaigns directed at the filmed entertainment rights industry. In addition, we may need to expend additional resources to build the brand. If we do not generate a corresponding increase in net revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, prospects, financial condition and results of operations, will be materially and adversely affected.

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

To December 31, 2003, we have incurred regular operating losses and have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully acquire additional filmed entertainment assets, to utilize our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain a brand name for our products and to attract new and maintain old users of our services.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our website to be profitable. Our management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements. In addition, our management expects cash flow from operations to increase over the next year. These factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2003 audited financial statements. Our future will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues, which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

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

Item 2. Properties.

We sublease office space at 1601 Cloverfield Boulevard, 2nd Floor, South Tower, Santa Monica, California. These offices are rented on a month-to-month basis for $225 per month. This is where our principal executive offices are located.

We also lease office space at 1040 Hamilton Street, Vancouver, British Columbia on a month to month basis. This office is approximately 2,000 square feet in size. The monthly rental is $1,500 (CDN$2,000) which includes operating costs.

We believe that our existing facilities are adequate for our needs through at least the end of 2004. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

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

Two of our former employees have received judgments against us. One received a Stipulated Judgment against us in the amount of $10,000 from the Los Angeles County Superior Court on April 10, 2002. The other received an Order, Decision or Award from the Labour Commissioner of California awarded against us and OnlineFilmSales.com, LLC in the amount of $26,578.24 on May 29, 2002. As of April 8, 2004, no payments have been made to either of these former employees.

August Entertainment, Inc. brought an action against us on September 7, 2000, in Los Angeles County Superior Court for breach of contract arising from an alleged contract for distribution of films. This matter was settled in December 2001. Pursuant to the terms of the settlement, we agreed to pay August Entertainment $70,000, of which $46,000 has been paid as of the date of this report.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

On August 17, 1998, our common stock began trading on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Enterprise Inc" and under the symbol "ETPS". On April 7, 1999, the symbol was changed to "EHLC", and on September 23, 1999, the symbol was changed to "ISTS". Our common stock was removed from the OTCBB on September 27, 2001. On December 6, 2001, our common stock began trading under the symbol "ISTO". On August 23, 2002, our common shares were reinstated for trading on the NASD OTC Bulletin Board. The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2003 and 2002. The bid information was obtained from stockwatch.com and reflects interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High(1)	Low(1)
December 31, 2003	$0.82	$0.28
September 30, 2003	$1.51	$0.75
June 30, 2003	$1.23	$0.80
March 31, 2003	$1.91	$1.11
December 31, 2002	$1.24	$0.62
September 30, 2002	$0.62	$0.25
June 30, 2002	$0.53	$0.30
March 31, 2002	$0.51	$0.20

On April 8, 2004, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.55.

As of April 8, 2003, there were approximately 63 holders of record of our common stock. As of such date, 12,129,209 common shares were issued and outstanding.

Our common shares are issued in registered form. Computershare Trust Company of Canada, 510 Burrard Street, Vancouver, British Columbia, Canada, V6C 3B9 (Telephone: 604.661.9400; Facsimile 604.685.3694 is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During October 2003, we agreed to issue 547,086 common shares at a deemed price of $0.50 per share to a lender in settlement of a loan in the amount of $273,543.

During January 2004, we completed a private placement of 200,000 units at a price of $.50 per unit for net proceeds of $100,000 with a lender who had previously entered into a convertible loan dated June 25, 2003. Each unit consists of one common share and one share purchase warrant. Three share purchase warrants entitle the holder to acquire an additional common share at a price of $1.00 for a period of two years. As part of this transaction, we agreed to amend the convertible loan so that it is now convertible into common stock at $0.50 per share. The shares were issued to one accredited investor relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

During January 2004 we paid to Bigle an additional $15,000 and issued 1,000,000 common shares as a further deposit towards the purchase price of the Trocadero Library. As a result, Bigle has agreed to extend the closing date of this transaction. We continue to negotiate the final terms of the purchase agreement with respect to this transaction.

During January 2004, we entered into an agreement with Incap Group, Inc. whereby Incap Group, Inc. was engaged to act as agent and use its best efforts in connection with the private placement of one or more debt or equity-related securities to raise between $5,000,000 and $8,000,000. In consideration, Incap Group, Inc. was issued 40,000 common shares valued at $20,000 as a non-refundable retainer and will receive a placement fee on funds raised of 7.5% on the first $5,000,000 raised and 5.5% on the balance. The shares were issued relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

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

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five fiscal years ended December 31, 2003 is derived from our consolidated audited financial statements which were examined by our independent chartered accountants. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 of this annual report on Form 10-K. The statement of operations data and the balance sheet data are derived from our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States.

Selected Consolidated Financial Data

Statement of Operations(1)(2)
Fiscal Year Ended December 31
	2003	2002	2001	2000	1999
Sales	-	--	$82,555	$137,736	--
Expenses:
Cost of sales	-	--	--	--	--
Sales and marketing	-	--	$222,061	$2,780,920	$126,476
Research and development	-	--	$16,281	$5,678,683	$632,943
General and administrative and other	$566,717	$2,189,896	$10,223,077	$28,667,565	$1,971,392
Total expenses	$566,717	$2,189,895	$10,461,419	$37,127,168	$2,730,811
Net loss from Operations	$566,717	$2,189,896	$10,378,864	$36,989,432	$2,746,948
Loss on Impairment of Goodwill	-	--	$15,462,534	--	--
Other Expenses	$119,834	($986,025)	$1,012,029	($783,764)	--
Net income (loss) attributable to common stockholders	$(446,883)	($1,203,871)	($26,853,427)	($36,205,668)	($2,746,948)
Basic and diluted net loss per common share	($0.04)	($0.20)	($32.72)	($48.30)	($9.68)
Weighted average number of common stock and common stock equivalents outstanding used in basic and diluted per share calculation	10,524,773	5,983,890	820,731	749,645	283,798

Balance Sheet(1)(2)
Fiscal Year Ended December 31
	2003	2002	2001	2000	1999
Cash and Cash Equivalents	$(77,712)	$2,617	--	$700,068	$661,124
Working Capital (deficiency)	$1,342,599	($1,154,759)	($2,405,063)	$796,488	$792,819)
Total assets	$1,112,286	$37,754	$2,354,774	$25,768,567	$14,151,685
Current liabilities	$1,647,385	$1,192,513	$3,003,175	$1,124,896	$531,453
Long Term Liabilities	-	--	--	--	--
Total Liabilities	$1,647,385	$1,192,513	$3,003,175	$1,124,896	$531,453
Total stockholders' equity (deficiency)	$(535,099)	($1,154,759)	($648,401)	$24,643,671	$13,620,232

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

	2003	2002	2001	2000	1999
Revenue	-	$ -	$82,555	$137,736	$ -
Direct Costs
Selling, general and administrative	566,717	828,636	4,997,848	20,629,094	2,730,811
Amortization	-	1,361,260	5,452,290	8,370,325	-
Loss on disposition of furniture and equipment	-		544,523	-	-
Lawsuit settlements	-	52,500	132,500	-	-
Impairment provision for goodwill	-		15,462,534	-	-
Net income (loss)	(446,883)	(1,203,871)	(26,853,427)	(36,205,66)	(2,730,811)
Net income (loss) per share	(0.04)	(0.20)	(32.72)	(48.20)	(0.32)
Total assets	1,112,286	37,754	2,354,774	25,768,567	14,151,685

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

Results of Operations for the fiscal years ended December 31, 2003 and December 31, 2002

The discussion set forth below relating to results of operations pertains to the comparison of the fiscal years ended December 31, 2003 and 2002.

Revenues

We recognized $nil revenues in the year ended December 31, 2003 as compared to $nil for the previous year. Historically we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Advertising and Marketing Expenses

For the years ended December 31, 2003 and December 31, 2002, we had no expenses related to advertising and marketing as a result of the implementation of the restructuring plan.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses, for the period ended December 31, 2003 were $566,717 as compared to the year ended December 31, 2002 were $828,636. Our general and administrative expenses, for the period from inception to the year ended December 31, 2003 were $28,105,817 of which $10,925,152 were non-cash related to stock based compensation. The decrease of general and administrative expenses is primarily a result of the implementation of a restructuring plan that resulted in a reduction in personnel costs, lease and office costs, and a reduction in legal and accounting fees.

Summary

Presently, we have no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, our acquiring additional filmed entertainment assets, and the completion of the transactions relating to the acquisition of RKO and the Trocadero library. There are, however, no assurances we will be able to generate funds required for these transaction. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Net Loss

Our net loss was $446,883 and $1,203,871 for the fiscal years ended December 31, 2003 and 2002 respectively. The primary reason for the reduction in net loss is due to the implementation of our restructuring plan in 2002 that involved the writedown of goodwill, the reduction in personnel, office lease commitments and subsequent writedown on disposal of assets, Management feels that the restructuring plan is now complete and that ongoing net loss will be a result from operations.

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

Website and Development Expenses

These expenses consist primarily of payroll and related expenses for development in network operations personnel and consultants, cost related to modifications, enhancement and new operations to enhance our websites. Website development costs as of December 31, 2000 were $9,536,992 of which $2,639,668 were capitalized under EITF 00-02 and $4,750,000 were recorded as a non-cash cost related to stock based compensation. At December 31, 2002 website development costs were $16,281, none of which were capitalized under EITF 00-02. InternetStudios expects to incur additional website development and maintenance expense in the future.

General and Administrative Expenses

InternetStudios' general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. InternetStudios' general and administrative expenses, excluding website development costs, for the period from inception and ended December 31, 2000 were $22,013,775 of which $10,925,152 were non-cash related to stock based compensation. At December 31, 2002 these costs were $4,852,157.

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

Liquidity and Capital Resources

From inception, we have financed our operations entirely from private placements of equity and loans. As at December 31, 2003, we had a bank overdraft of $77,712 as compared to cash on hand of $2,617 at December 31, 2002. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $429,771 for the year ended December 31, 2003 as compared to $393,448 for the year ended December 31, 2002. Net cash used in operating activities was $19,006,062 for the period from inception to the year ended December 31, 2003. The net cash was used primarily for expenses related to the RKO and Trocadeo transactions. In addition, in 2003, we realized a gain in settlement on debt of $116,050 and a gain on the write off of debt and accounts payable of $443,285 as part of the reorganization.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this annual report, we have utilized substantially all of our available funding and at December 31, 2003 had a working capital deficiency of $1,641,349. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

Our management has taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. These steps include expense reduction in staffing, marketing and consulting, We are also in the process of securing additional capital through debt/equity transactions, which will be required in order to continue operations.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. We have engaged investment bankers to act as placement agent for any debt and equity offerings. It is management's intention to continue to continue to modify our company's business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company's ability to continue as a going concern as described in Note 2 to the Financial Statements. The future operations of our company will depend upon our ability to obtain adequate financing and continuing support from creditors. To the extent that we cannot achieve our financing and acquisition plans and generate revenues, which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

There can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Future Cash Requirements

We expect that the implementation of our new business strategy will lead to the realization of revenues in third quarter of fiscal 2004. Our plans indicate a requirement of approximately $500,000 to continue to expand our operations to the end of June 30, 2004, $250,000 of which is required to complete the acquisition of the Trocadero library and to commence production of DVD's for distribution. The balance of $250,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel, other general operating expenses and to implement our digital video disc sales and marketing program. We intend to raise the balance of the cash requirements through private placements or by debt financing.

In addition, over the next twelve months, our capital plan contemplates the company raising up to $10 million in order to complete the RKO acquisition. $2 million of this financing will be used to re-master motion pictures from the Trocadero Library for release on digital video disc and to create a menu of added features. If we are successful in completing the acquisition of RKO we intend to role out a minimum of 20 digital video disc in the next 18 month period.

Plan of Operations

Our primary objective over the fiscal year ending December 31, 2004 will be to build a niche distribution platform to maximize revenues from filmed entertainment content in all formats through the building a brand, the re-labelling of classic content and strict asset management. We intend to focus on creating efficiencies through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Data
Fiscal 2003	1st Quarter Fiscal 2003	2nd Quarter Fiscal 2003	3rd Quarter Fiscal 2003	4th Quarter Fiscal 2003	Fiscal 2003
Revenues	$-	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-	$-
Net Loss	$(80,118)	$(316,222)	$(330,853)	$280,310	$(446,883)
Basic and Diluted Loss per share	$(0.01)	$(0.03)	$(0.03)	$0.03	$(0.04)

Fiscal 2002	1st Quarter Fiscal 2002	2nd Quarter Fiscal 2002	3rd Quarter Fiscal 2002	4th Quarter Fiscal 2002	Fiscal 2002
Revenues	$-	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-	$-
Net Loss	$(750,719)	$(185,781)	$(218,532)	$(48,839)	$(1,203,871)
Basic and Diluted Loss per share	$(0.18)	$(0.05)	$(0.03)	$(0.01)	$(0.12)

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 31, 2004

Consolidated Balance Sheets as at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 and for the period from April 14, 1998 (inception) to December 31, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from April 14, 1998 (inception) to December 31, 2003

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period from April 14, 1998 (inception) to December 31, 2003

Notes to the Consolidated Financial Statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Internetstudios.com, Inc.

We have audited the consolidated balance sheets of Internetstudios.com, Inc. as at December 31, 2003 and 2002 and the statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, a capital deficiency, has incurred significant losses since inception and further losses are anticipated in the development of its business opportunities raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Dale Matheson Carr-Hilton LaBonte"

CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 31, 2004

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
	December 31, 2003	December 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -	$ 2,617
Taxes recoverable	6,036	35,137

	6,036	37,754

PREPAID FINANCE FEE (Note 4)	298,750	-
DEPOSITS ON ACQUISITIONS (Note 3)	807,500	-

	$ 1,112,286	$ 37,754

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 77,712	$ -
Accounts payable and accrued liabilities	623,781	778,288
Loans payable (Note 4)	945,892	414,225

	1,647,385	1,192,513

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 6)
Common stock, $.0001 par value, 100,000,000 shares authorized
10,889,209 shares issued and outstanding (2002 - 10,216,705 shares)	2,650	2,583
Additional paid-in capital	66,496,755	65,852,572
Obligation to issue shares	422,293	-
Deficit accumulated during the development stage	(67,456,797)	(67,009,914)

Total Stockholders' Equity (Deficit)	(535,099)	(1,154,759)

	$ 1,112,286	$ 37,754

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2003	Year ended December 31, 2002	April 14, 1998 (inception) to December 31, 2003

REVENUE	$ -	$ -	$ 220,291

OPERATING EXPENSES
General and administrative	566,717	828,636	28,105,817
Sales and marketing	-	-	3,129,457
Amortization of goodwill	-	-	12,737,424
Amortization and write-off of website development costs	-	1,361,260	2,779,668
Website development costs	-	-	6,327,907

	566,717	2,189,896	53,080,273

Loss from operations	(566,717)	(2,189,896)	(52,859,982)

Other income (expenses)
Interest and finance fees	(439,501)	(16,575)	(215,611)
Minority interest in loss of subsidiary	-	-	506,250
Loss on impairment of loans receivable	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	(544,523)
Loss on impairment of goodwill	-	-	(15,462,534)
Gain (loss) on settlement of lawsuits	-	52,500	(80,000)
Gain on settlement of debts (Note 7)	116,050	153,280	269,330
Gain on write off of debt (Note 7)	443,285	796,820	1,240,105

NET LOSS FOR THE YEAR	$ (446,883)	$ (1,203,871)	$ (67,456,797)

BASIC NET LOSS PER SHARE	$ (0.04)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,524,773	5,983,890

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 14, 1998 (INCEPTION) TO DECEMBER 31, 2003
	Number of shares	Amount	Additional paid in capital	Obligation to issue shares	Deferred compensation	Deficit accumulated during the development stage	Total

Common stock issued for cash	7,117,200	$ 712	$ 37,558	$ -	$ -	$ -	$ 38,300
Net loss for the period	-	-	-		-	(16,137)	(16,137)

Balance at December 31, 1998	7,117,200	712	37,558	-	-	(16,137)	22,163
Common Stock issued for acquisition of Online Films LLC	5,632,800	563	11,828,317	-	-	-	11,828,880
Common Stock issued for cash pursuant to Regulation S offering	562,500	56	4,499,944	-	-	-	4,500,00
Net loss for the year ended December 31, 1999	-	-	-	-	-	(2,730,811)	(2,730,811)

Balance at December 31, 1999	13,312,500	1,331	16,365,849	-	-	(2,746,948)	13,620,232
Common Stock options granted for services	-	-	5,019,895		(5,019,895)	-	-
Amortization of deferred compensation	-				2,483,091	-	2,483,091
Common Stock issued for cash pursuant to Regulation S offering	437,500	44	3,499,956		-	-	3,500,000
Exercise of employee stock options	66,044	7	842,054		-	-	842,061
Common stock issued for cash pursuant to Regulation D offerings, net of costs	1,445,000	145	14,180,685		-	-	14,180,830
Common stock issued for acquisition of itstv.com	120,000	12	1,859,988	-	-	-	1,860,000
Common stock warrants issued for acquisition of itstv.com	-	-	1,119,375	-	-	-	1,119,375
Common stock issued for services	27,000	3	(3)		-	-	-
Acquisition of minority interest in OnlineFilmSales.com	-	-	11,400,000	-	-	-	11,400,000
Common stock equity interest issued for services	-	-	7,600,000	-	-	-	7,600,000
Conversion of LLC membership	250,000	25	4,243,725	-	-	-	4,243,750
Net loss for the year ended December 31, 2000	-	-	-	-	-	(36,205,668)	(36,205,668)

Balance at December 31, 2000	15,658,044	1,567	66,131,524	-	(2,536,804)	(38,952,616)	24,643,671
Conversion of Class B Membership	156,800	16	(16)	-		-	-
Conversion of Class B Membership	600,000	60	(60)	-		-	-
Amortization of deferred compensation	-	-	-	-	1,561,356	-	1,561,356
Reversal of deferred compensation	-	-	(880,657)	-	880,656	-	(1)
20 to 1 Rollback	(15,594,102)	-	-	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	-	(26,853,427)	(26,853,427)

Balance at December 31, 2001	820,742	1,643	65,250,791	-	(94,792)	(65,806,043)	(648,401)
Common stock issued for debt	3,487,863	349	198,810	-	-	-	199,159
Common stock issued for debt	5,720,000	572	326,040	-	-	-	326,612
Common stock issued for cash, net of finder's fee of $8,550 and 17,100 shares	188,100	19	76,931	-	-	-	76,950
Amortization of deferred compensation	-	-	-	-	94,792	-	94,792
Net loss for the year ended December 31, 2002	-	-	-	-	-	(1,203,871)	(1,203,871)

Balance at December 31, 2002	10,216,705	$ 2,583	$ 65,852,572	$ -	$ -	$ (67,009,914)	$ (1,154,759)

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 14, 1998 (INCEPTION) TO DECEMBER 31, 2003
	Number of shares	Amount	Additional paid in capital	Obligation to issue shares	Deferred compensation	Deficit accumulated during the development stage	Total

Balance forward at December 31, 2002	10,216,705	$ 2,583	$ 65,852,572	$ -	$ -	$ (67,009,914)	$ (1,154,759)
Common stock issued for services at $1.40	7,500	1	10,499		-	-	10,500
Common stock issued for cash at $0.50	10,000	1	4,999		-	-	5,000
Common stock issued for services at $1.00	30,000	3	29,997		-	-	30,000
Common stock issued for cash at $1.00	90,000	9	89,991		-	-	90,000
Common stock issued for finance fee at $1.00	360,000	36	359,964		-	-	360,000
Common stock issued for finance fee at $0.85	175,000	17	148,733		-	-	148,750
Obligation to issue shares	-	-	-	422,293	-	-	422,293
Net loss for the year ended December 31, 2003	-	-	-	-	-	(446,883)	(446,883)

Balance at December 31, 2003	10,889,205	$ 2,650	$ 66,496,755	$ 422,293	$ -	$ (67,456,797)	$ (535,099)

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2002	April 14, 1998 (inception) to December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(446,883)	$ (1,203,871)	$ (67,456,797)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and write-off of website development costs	-	1,361,260	15,933,085
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on impairment of loans	-	-	309,832
Stock based compensation, finance and other expense	399,250	94,792	12,980,550
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	(116,050)	(153,280)	(269,330)
Gain on write-off of accounts payable	(443,285)	(796,820)	(1,240,105)
Changes in operating assets and liabilities:
Accounts receivable	-	969	(46,087)
Taxes recoverable	29,101	(10,832)	11,927
Prepaid expenses	-	-	(117,685)
Accounts payable and accrued liabilities	148,096	314,334	2,155,772

CASH USED IN OPERATING ACTIVITIES	(429,771)	(393,448)	(19,006,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisitions	(807,500)	-	(807,500)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS USED IN INVESTING ACTIVITIES	(807,500)	-	(4,427,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	77,712	(4,428)	77,712
Loans receivable	-	50,000	(1,201,609)
Loans payable	1,061,942	273,543	1,967,638
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	95,000	76,950	22,390,935

CASH FLOWS FROM FINANCING ACTIVITIES	1,234,654	396,065	23,433,835

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,617)	2,617	-

CASH AND EQUIVALENTS, BEGINNING OF YEAR	2,617	-	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$ -	$ 2,617	$ -

Supplemental cash flow information: See Notes 4 and 6.

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2003 the Company had a working capital deficiency of $1,641,349 (2002 - $1,154,759) and a stockholders' deficit of $535,099 (2002 - $1,154,759). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. The Company has been unable to raise the necessary financing to complete the acquisition of RKO Pictures LLC or the Trocadero Library and its main assets consist solely of advances made to date towards these potential acquisitions (refer to Note 3). Management's is currently seeking funding sources for these transactions . Such funding will be pursued on a private placement basis with qualified investors in applicable US states and Canada. The Company has engaged investment advisors to assist in securing this financing. Refer to Note 10.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

The financial statements include the accounts of the Company and its active subsidiary, International Media Acquisition Group LLC ("IMAG"). During 2003 all other inactive subsidiaries were dissolved or struck from the registrar. All intercompany accounts and balances have been eliminated in consolidation.

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

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Fully diluted loss per share has not been presented as the effects of cconvertible securities and stock options have been excluded as they are anti-dilutive.

Prepaid Finance Fees

The Company has capitalized finance fees paid in connection with a convertible loan payable issued during the year. These finance fees will be expensed on a straight-line basis over the term of the loan Unamortized fees will be charged to additional paid in capital in the event of and in connection with the conversion of the loan.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003.

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

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.

NOTE 3 - DEPOSITS ON ACQUISITIONS

By Agreement dated February 13, 2003, as amended on July 30, 2003 and January 19, 2004, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) common shares of its capital stock and to pay $250,000 to Bigle. The final terms for completion of this acquisition is subject to further negotiations and the execution of a definitive purchase agreement. As of December 31, 2003, the Company has paid a deposit of $120,000 to Bigle and subsequent to December 31 ,2003 paid an additional $15,000 and issued the 1,000,000 shares.

By Agreement dated May 8, 2003, as amended on June 6, 2003, IMAG entered into a Letter of Intent to acquire 100% of the membership interests of RKO Pictures, LLC (the "RKO Letter of Intent"). Pursuant to the terms of the RKO Letter of Intent, the Company has agreed to acquire 100% of the membership interests of RKO Pictures, LLC in consideration for $5.5 million in cash. In addition to the purchase price, the Company is required to have a working capital reserve of $4.5 million. A warrant will also be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition. The completion of this acquisition is subject to ongoing due diligence, completion of the required financing and the execution of a definitive purchase agreement. As of December 31, 2003, the Company has paid a deposit of $687,500 to RKO Pictures, LLC.

These deposits are secured by Promissory Notes, which bear interest at the California Federal Bank prime rate and are as follows:

- Promissory Note dated May 14, 2003 in the amount of $125,000, which is repayable by May 14, 2004;

- Promissory Note dated June 16, 2003 in the amount of $250,000, which is repayable by June 16, 2004;

- Promissory Note dated July 7, 2003 in the amount of $250,000, which is repayable by July 7, 2004;

- Promissory Note dated August 7, 2003 in the amount of $62,500, which is repayable by August 7, 2004.

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 3 - DEPOSITS ON ACQUISITIONS (continued)

The Company has pledged certain of these promissory notes as security for loans payable (refer to Note 4). The Company anticipated closing this acquisition on September 2, 2003 and executed final documentation between the Company, IMAG and RKO in anticipation of such closing. The Company was not able to raise the necessary financing and has not closed the acquisition. The parties continue to negotiate in good faith and the Company is attempting to secure financing to complete these acquisitions and to secure operating capital; however, the Company to date has not secured financing. Refer to Note 10.

NOTE 4 - LOANS PAYABLE

By loan agreement dated July 14, 2003, the Company has a convertible loan outstanding of $300,000 which bears interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The note is convertible by the holder into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. This loan is secured by the July 7, 2003 RKO promissory note in the amount of $250,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 300,000 common shares was paid on this transaction. The shares had a fair market value of $300,000 and this amount was recorded as a deferred finance fee and is being amortized over the life of the loan.

By loan agreement dated June 25, 2003, and completed July 7, 2003, the Company has a convertible loan outstanding of $150,000 which bears interest at 10% per annum, compounded monthly for a term of one year. The note was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. In January 2004 this note was amended to be convertible into common stock at a price of $0.50 per share. The Company has the right to repay all of the principal and accrued interest outstanding under this Note at any time before June 25, 2004 at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of repayment.

By loan agreement dated June 20, 2003, the Company has a convertible loan outstanding of $250,000 which bears interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The note is convertible by the holder into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. This loan is secured by the May 14, 2003 and the June 16, 2003 RKO promissory notes in the amount of $375,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 350,000 common shares is payable on this transaction. The shares had a fair market value of $297,500 and this amount was recorded as a deferred finance fee and will be amortized over the life of the loan. The Company issued 175,000 shares and has an obligation to issue an additional 175,000 common shares on this transaction.

By loan agreement dated May 28, 2003, the Company has a convertible loan outstanding of $100,000 which bears interest at 10% per annum, compounded monthly for a term of one year. The note is convertible by the holder into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. The Company has the right to prepay all of the principal and accrued interest outstanding under this Note at any time before May 28, 2004 at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of pre-payment.

During the year, $298,750 of the deferred finance fee was charged to operations and is included in general and administrative expenses.

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 4 - LOANS PAYABLE (continued)

The Company had a loan payable outstanding of $273,543, which was unsecured, bore no interest and had no specific terms of repayment. During October, 2003 the Company agreed to issue 547,086 common shares at a price of $0.50 per share to settle this loan and accordingly this loan has been reclassified as an obligation to issue shares at December 31, 2003.

The Company also has a loan payable outstanding of $100,000, which is unsecured, bears a fee of $10,000 per quarter and has no specific terms of repayment

NOTE 5 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2003, the Company incurred $63,700 (2002 - $137,915) pursuant to consulting agreements with its officers and directors.

The Company also had loans payable to management outstanding of $116,050, which were unsecured, bore no interest and had no specific terms of repayment. During December, 2003 management forgave these loan amounts which was recorded as a gain on settlement of debt.

NOTE 6 - CAPITAL STOCK

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

During July 2003 the Company issued 300,000 common shares at a price of $1.00 per share, to a lender for payment of a lender's bonus (refer to Note 4).

During July 2003 the Company issued 15,000 common shares at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

During August 2003 the Company issued 45,000 common shares at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

During August 2003 the Company issued 175,000 common shares at a price of $0.85 per share and has an obligation to issue a further 175,000 common shares valued at $148,750 to a lender for payment of a lender's bonus (refer to Note 4).

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 6 - CAPITAL STOCK (continued)

During October 2003 the Company agreed to issue 547,086 common shares at a deemed price of $0.50 per share to a lender in settlement of a loan in the amount of $273,543. To date these shares have not been issued.

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

The following table summarizes information about stock option transactions for the year ended December 31, 2003.
	Shares	Weighted Average Exercise Price	Expiry Date

Options outstanding
December 31, 2001	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised		-
Expired	-	-

December 31, 2002	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised	-	-
Expired	-	-

December 31, 2003	13,300	$100.00	November 30, 2004

NOTE 7 - WRITE OFF OF DEBTS

During the fourth quarter of 2003 the Company wrote off debts totaling $443,285 of which $244,165 relates to the dissolution of three former subsidiaries and $199,120 relates to old accounts payable which have been disputed or otherwise determined to no longer be valid debts of the Company. Additionally, current and former management forgave loans to the Company totaling $70,700 and $45,350 respectively.

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
DECEMBER 31, 2003 AND 2002

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

The Company has also determined that the fair value of the loans payable and deposits on acquisitions approximates their carrying values.

NOTE 10 - SUBSEQUENT EVENTS

During January 2004, the Company completed a private placement of 200,000 units at a price of $.50 per unit for net proceeds of $100,000 with a lender who had previously entered into a convertible loan dated June 25, 2003. Each unit consists of one common share and one share purchase warrant. Three share purchase warrants entitle the holder to acquire an additional common share at a price of $1.00 for a period of two years. As part of this transaction, the Company agreed to amend the convertible loan so that it is now convertible into common stock at $0.50 per share (refer to Note 4).

During 2004 the Company paid to Bigle an additional $15,000 and issued 1,000,000 common shares as a further deposit towards the purchase price of the Trocadero Library. As a result, Bigle has agreed to extend the closing date of this transaction. The parties continue to negotiate the final terms of the purchase agreement with respect to this transaction.

During January 2004 the Company entered into an agreement with Incap Group, Inc. whereby Incap Group, Inc. was engaged to act as agent and use its best efforts in connection with the private placement of one or more debt or equity-related securities offerings to raise between $5,000,000 and $8,000,000. In consideration, Incap Group, Inc. was issued 40,000 common shares valued at $20,000 as a non-refundable retainer and will receive a placement fee on funds raised of 7.5% on the first $5,000,000 raised and 5.5% on the balance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at December 31, 2003 (being the end of the period covered by this annual report on Form 10-K) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

As of April 8, 2004, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position with the Company	Date Position First Held
Robert MacLean	48	President, Chairman of the Board, Secretary and Director	September, 1999

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert MacLean, President, Chairman of the Board of Directors, Secretary and Director

Mr. MacLean has been Chairman of the Board of Directors and a director of InternetStudios since September 1999, and served as President from September 1999 to December 1999. Mr. MacLean continues to act in an executive capacity for InternetStudios and he currently holds the additional titles of President and Secretary. For the past five years, Mr. MacLean has been an independent producer of filmed entertainment projects. He has produced over twelve independent motion pictures and television movies including such films as CRIMINAL LAW, BRIGHT ANGEL and MAN WITH A GUN. Mr. MacLean also served as head of production at RKO Pictures in Los Angeles and has developed and produced a number of miniseries and movies of the week for ABC, CBS, and HBO. Mr. MacLean began his film career as a documentary filmmaker based in Paris, France where he produced several documentary series including, THE LAST SAILORS and THE GOLD LUST. Mr. MacLean obtained a Bachelor's of Art degree from University of Oregon and a Certificate of Advanced Motion Picture Productions from Banff School of Fine Arts.

Family Relationships

There are no family relationships among our directors or officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the current size of our company.

Code of Ethics

To date, we have not adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company's Chief Executive Officer (being our principal executive officer and principal financial officer), as well as persons performing similar functions. A Code of Ethics and Business Conduct would set forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

(5) accountability for adherence to the Code of Ethics and Business Conduct.

A Code of Ethics and Business Conduct would require, among other things, that all of our company's personnel shall be accorded full access to our Chief Executive Officer or Audit Committee with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our company's personnel are to be accorded full access to our company's Audit Committee if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by the Chief Executive Officer.

Item 11. Executive Compensation.

The following table summarizes the compensation of our Chairman of the Board and other officers and directors who received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2003, 2002, and 2001. For the year ended December 31, 2003, named executive officer include Robert MacLean. No other officers or directors received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2003, 2002 and 2001.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units (6)	LTIP Payouts (US$)	All Other Compen- sation
Robert MacLean Chairman of the Board and Director	2003 2002 2001	Nil Nil $47,691	Nil Nil Nil	$63,700(1)$55,065(2) $1,708(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Heidi Lester (3) Former CEO	2002 2001	Nil $46,704	Nil Nil	Nil Nil	Nil Nil	Nil 30,000	Nil Nil	Nil Nil

(1) Pursuant to an oral consulting agreement, Robert MacLean was paid $63,700.

(2) Pursuant to an oral consulting agreement, Robert MacLean was paid $55,065.

(3) Pursuant to the terms of a Management Agreement, dated April 1, 2000, between our company and each of Robert MacLean and Spray Point Consulting Limited, Mr. MacLean rendered certain services to our company and its subsidiaries, and has acted, and continues to act, as a director and officer of our company and certain of its subsidiaries. As at August 15, 2002, we owed Mr. MacLean and Spray Point a total of $115,342 in compensation for the services performed by Mr. MacLean and Spray Point for our company and its subsidiaries pursuant to the Management Agreement. Effective January 5, 2002, Robert MacLean and our company entered into a Settlement Agreement and Mutual General Release wherein Mr. MacLean agreed to accept 2,020,000 shares of our common stock at a deemed price of $0.0571 per share as payment of $115,342 owed to Mr. MacLean and Spray Point in full and final settlement of all claims by Mr. MacLean and Spray Point arising from the Management Agreement.

(4) Ms. Lester resigned from her position on August 19, 2001.

Option/SAR Grants

We did not grant stock options to any of our executive officers during the year ended December 31, 2003.

Year End Option/SAR Values

The following table sets forth for each named executive officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2003. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2003 ($0.33 per share) and the exercise price of the individual's options. No named executive officer exercised options during the year ended December 31, 2003.

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

(1) The closing bid price on December 31, 2003 was $0.33 and accordingly the unexercised options as at December 31, 2003 had no value. On December 6, 2001, we effected a 20 for 1 reverse split of our common stock. The numbers of options as stated above have been adjusted to reflect the reverse split.

(2) On December 1, 1999, we granted to Robert MacLean 6,500 options at an exercise price of $100 per share. The options expire on December 1, 2007.

Stock Option Plan

In December, 1999, our board of directors approved a US Stock Incentive Plan for a maximum of 50,000 common shares and a Non-US Stock Incentive Plan for a maximum of 25,000 common shares, under which we are authorized to issue non-qualified and incentive stock options to key employees and consultants. The options have a term not to exceed 10 years and vest over a period of two to three years. As at December 31, 2003, an aggregate of 13,125 options had been granted under the US Stock Incentive Plan and an aggregate of 20,759 options had been granted under the Non-US Stock Incentive Plan. All of the options that were granted, with the exception of the 6,500 issued to current senior executives, have expired.

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

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common shares between December 31, 1999 and December 31, 2003 with the cumulative return of (i) the Russell 2000 index and (ii) Standard and Poors 500 index, over the same period. This graph assumes the investment of $100 on December 31, 1999 in our common shares, the Russell 2000 index and Standard and Poors 500 index, and assumes the reinvestment of dividends, if any.

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

	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/03
InternetStudios.com, Inc.	$100	$596.33	$435.77	$1.83	$106.14	$30.12
Russell 2000	$100	$119.81	$114.78	$115.96	$73.24	$104.49
S&P 500	$100	$119.52	$107.40	$093.39	$88.86	$112.30

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at April 8, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Robert MacLean 207 - 1040 Hamilton Street Vancouver, British Columbia V6B 2R9	1,804,110(2)	14.87%
Directors and Executive Officers as a Group	1,804,110(2)	14.87%

(1) Based on 12,129,209 shares of common stock issued and outstanding as of April 8, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 6,500 options exercisable within sixty days.

Changes in Control

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

Pursuant to the terms of a Management Agreement, dated April 1, 2000, between our company and each of Robert MacLean and Spray Point Consulting Limited, Mr. MacLean rendered certain services to our company and its subsidiaries, and has acted, and continues to act, as a director and officer of our company and certain of its subsidiaries. As at August 15, 2001, we owed Mr. MacLean and Spray Point a total of $115,342 in compensation for the services performed by Mr. MacLean and Spray Point for our company and its subsidiaries pursuant to the Management Agreement. Effective January 5, 2002, Robert MacLean and our company entered into a Settlement Agreement and Mutual General Release wherein Mr. MacLean agreed to accept 2,020,000 shares of our common stock at a deemed price of $0.0571 per share as payment of $115,342 owed to Mr. MacLean and Spray Point in full and final settlement of all claims by Mr. MacLean and Spray Point arising from the Management Agreement.

Pursuant to the terms of a Management Agreement, dated April 1, 2000, between our company, Mark Rutledge and Carraway Management Inc., Mr. Rutledge rendered certain services to our company and its subsidiaries, and has acted, and continues to act, as a director and officer of our company and certain of its subsidiaries. As at August 15, 2001, we owed Mr. Rutledge and Carraway a total of $115,342 in compensation for the services performed by Mr. Rutledge and Carraway for our company and its subsidiaries pursuant to the Management Agreement. Effective January 5, 2002, Mark Rutledge and our company entered into a Settlement Agreement and Mutual General Release wherein Mr. Rutledge agreed to accept 2,020,000 shares of our common stock at a deemed price of $0.0571 per share as payment of $115,342 owed to Mr. Rutledge and Carraway in full and final settlement of all claims by Mr. Rutledge and Carraway arising from the Management Agreement.

During the year ended December 31, 2003, we paid Robert MacLean $63,700 for consulting fees.

During the year ended December 31, 2003, we paid Mark Rutledge $60,370 for consulting fees.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Our independent accountants, Dale Matheson Carr-Hilton LaBonte (formerly, LaBonte & Co.)("DMCL"), provided audit and other services during the years ended December 31, 2003 and 2002 as follows:
	2003	2002
Audit Fees	15,000	17,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	15,000	17,000

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audited related fees paid to DMCL

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees paid to DMCL

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).
3.2	Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).
3.3	Amended Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).
3.4	Certificate of Amendment to Articles of Incorporation, dated December 17, 1998 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)
3.5	Certificate of Amendment to Articles of Incorporation, dated September 21, 1999 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)
(10)	Material Contracts
10.1	Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Carraway Management Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001).
10.2	Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Spray Point Consulting Limited (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001).
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

10.15	Employment Agreement dated January 1, 2001 between InternetStudios.com, Inc. and Michael Edwards (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002).
10.16	Employment Agreement dated January 1, 2001 between InternetStudios.com, Inc. and Nick Waddell (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002).
10.17	Employment Agreement dated February 1, 2001 between InternetStudios.com, Inc. and Jesse Menzies (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002).
10.18	Employment Agreement dated February 29, 2000 between InternetStudios.com, Inc. and Alex McKean (incorporated by reference from our Registration Statement on Form S-8 filed on December 11, 2002).
10.19	Letter of Intent dated February 13, 2003 between InternetStudios.com, Inc. and Dominque Bigle (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2003).
10.20	Letter Agreement dated March 30, 2003 between InternetStudios.com Inc. and CapStone Investments (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2003).
10.21	Consulting Agreement dated March 1, 2003 between InternetStudios.com, Inc. and Venture Spark LLC (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 20, 2003).
10.22	Addendum to Letter of Intent dated May 16, 2003 between InternetStudios.com, Inc. and Dominique Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 20, 2003).
10.23

Letter of Intent dated May 8, 2003 between International Media Acquisition Group, LLC and Ted Hartley and Dina Merrill (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.24	Convertible Note dated May 28, 2003 between InternetStudios.com, Inc. and Alan Kapilow (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).
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

10.28	Convertible Note dated June 25, 2003 between InternetStudios.com, Inc. and Martial Chaillet (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).
10.29	Letter Agreement dated July 10, 2003 between InternetStudios.com, Inc. and Natexis Bleichroeder Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).
10.30	Asset Purchase Agreement dated July 30, 2003 between InternetStudios.com, Inc. and Dominque Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).
10.31	Management Agreement dated July 30, 2003 between InternetStudios.com and Dominique Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).
10.32

Form of Promissory Note with RKO Pictures, LLC. in the following amounts: $125,000 (May 14, 2004), $125,000 (June 16, 2004), $125,000 (July 7, 2004) and $62,500 (August 8, 2004) (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2003).

10.33	Loan Agreement dated July 14, 2003 between InternetStudios.com and Proximity Capital, L.P. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2003).
10.34	Senior Convertible Note dated July 14, 2003 between InternetStudios.com, Inc. and Proximity Capital, L.P. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2003).
10.35

Assignment Agreement dated July 14, 2003 between International Media Acquisition Group, LLC and Proximity Capital, L.P. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2003).

10.36	Form of Private Placement Subscription Agreement between Internetstudios.com, Inc and Dominique Bigle.
10.37	Advisory Fee Payment and Subscription Agreement dated February 10, 2004 between Internetstudios.com, Inc. and InCap Group, Inc.
10.38	Advisory Fee Payment and Subscription Agreement dated February 24, 2004 between Internetstudios.com, Inc. and InCap Group, Inc.
(21)	Subsidiaries of the small business issuer
Online FilmandTVSales.com, Inc.
InternetStudiosUK Limited
InternetStudios Entertainment Finance
(23)	Consent of experts and counsel
23.1	Consent of Dale Matheson Carr-Hilton LaBonte.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNETSTUDIOS.COM, INC.

By: /s/ Robert MacLean
Robert MacLean
Chairman of the Board
(Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert MacLean
Robert MacLean	Chairman of the Board	April 15, 2004