Form 10QSB
period 2004-03-31
INTERNETSTUDIOS COM INC
filed 2004-05-25
CIK 1094365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-27387
INTERNETSTUDIOS.COM, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	134009696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1601 Cloverfield Boulevard, 2nd Floor, South Tower, Santa Monica, CA 90404
(Address of principal executive offices)
888.784.6166
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  12,129,126 common shares issued and outstanding as of May 20, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Taxes recoverable	$ 6,036	$ 6,036

DEFERRED FINANCE FEE (Notes 3 and 7)	169,375	298,750
DEPOSIT ON ACQUISITION (Note 3)	1,517,500	807,500

	$ 1,692,911	$ 1,112,286

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 74,467	$ 77,712
Accounts payable and accrued liabilities	609,754	623,781
Loans payable (Note 4)	971,079	945,892

	1,655,300	1,647,385

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 6)
Common stock, $.0001 par value, 100,000,000 shares authorized
12,129,205 shares issued and outstanding (2002 - 10,889,205)	2,774	2,650
Additional paid in capital	67,306,631	66,496,755
Warrants	10,000	-
Obligation to issue shares	422,293	422,293
Deficit accumulated during the development stage	(67,704,087)	(67,456,797)

	37,611	(535,099)

	$ 1,692,911	$ 1,112,286

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2004	Three months ended March 31, 2003	April 14, 1998 (inception) March 31, 2004

REVENUE	$ -	$ -	$ 220,291

OPERATING EXPENSES
General and administrative	70,937	80,118	28,176,754
Sales and marketing	-	-	3,129,457
Amortization of goodwill	-	-	12,737,424
Amortization of website development costs	-	-	2,779,668
Website development costs	-	-	6,327,907

	70,937	80,118	53,151,210

Loss from operations	(70,937)	(80,118)	(52,930,919)

Other income (expenses)
Interest income (expense)	(176,353)	-	(391,964)
Minority interest in loss of subsidiary	-	-	506,250
Loss on impairment of loans receivable	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	(544,523)
Loss on impairment of goodwill	-	-	(15,462,534)
Loss on settlement of lawsuits	-	-	(80,000)
Gain on settlement of debts	-	-	269,330
Gain on write off of disputed accounts payable	-	-	1,240,105

NET LOSS FOR THE PERIOD	$ (247,290)	$ (80,118)	$ (67,729,087)

BASIC NET LOSS PER SHARE	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,455,798	10,222,343

Other non-cash transactions - refer to Note 6.

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended March 31, 2004	Three months ended March 31, 2003	April 14, 1998 (inception) to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (247,290)	$ (80,118)	$ (67,704,087)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and write-off of website development costs	-	-	15,933,085
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on impairment of loans	-	-	309,832
Stock based compensation, finance and other expense	174,562	10,500	13,155,112
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	-		(269,330)
Gain on write-off of accounts payable	-		(1,240,105)
Changes in operating assets and liabilities:
Accounts receivable	-	-	(46,087)
Taxes recoverable	-	33,445	11,927
Prepaid expenses	-	-	(117,685)
Accounts payable and accrued expenses	(14,027)	7,695	2,141,745

CASH USED IN OPERATING ACTIVITIES	(86,755)	(28,478)	(19,092,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisition	(10,000)	(50,000)	(817,500)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS USED IN INVESTING ACTIVITIES	(10,000)	(50,000)	(4,437,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	(3,245)	4,861	74,467
Loans receivable	-	-	(1,201,609)
Loans payable	-	-	1,967,638
Advances from related parties	-	66,000	-
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	100,000	5,000	22,490,935

CASH FLOWS FROM FINANCING ACTIVITIES	96,755	75,861	23,530,590

DECREASE IN CASH AND CASH EQUIVALENTS	-	(2,617)	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	2,617	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2004 the Company had a working capital deficiency of $1,649,264 (2003 - $1,641,349). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. The Company has been unable to raise the necessary financing to complete the acquisition of RKO Pictures LLC and its main assets consist solely of advances made to date towards these potential acquisitions (refer to Note 3). Management's is currently seeking funding sources for these transactions. Such funding will be pursued on a private placement basis with qualified investors in applicable US states and Canada. The Company has engaged investment advisors to assist in securing this financing (refer to Note 7).

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

The financial statements include the accounts of the Company, its active subsidiary, International Media Acquisition Group LLC ("IMAG"). During 2003 all other inactive subsidiaries were dissolved. All intercompany accounts and balances have been eliminated in consolidation.

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

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Fully diluted loss per share has not been presented as the effects of convertible securities and stock options have been excluded as they are anti-dilutive.

Deferred Finance Fees

The Company has capitalized finance fees paid in connection with a convertible loan payable issued during 2003. These finance fees will be expensed on a straight-line basis over the term of the loan. Unamortized fees will be charged to additional paid in capital in the event of and in connection with the conversion of the loan. The Company has also capitalized finance fees paid in connection with a contract to provide financing services. This amount has been recorded as a deferred finance fee and will be offset against the proceeds of the financing or written off to operations if the financing does not complete

Stock Based Compensation

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 - DEPOSITS ON ACQUISITIONS

On February 13, 2003, as amended on July 30, 2003, January 19, 2004, and April 27, 2004, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1,500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) common shares of its capital stock and to pay $140,000 to Bigle. The final terms for completion of this acquisition is subject to the execution of a definitive purchase agreement. As of March 31, 2004, the Company has paid a deposit of $130,000 to Bigle and issued the 1,000,000 shares which were valued at $700,000.

Effective May 8, 2003, IMAG entered into a Letter of Intent to acquire 100% of the membership interests of RKO Pictures, LLC (the "RKO Letter of Intent"). Pursuant to the terms of the RKO Letter of Intent, the Company has agreed to acquire 100% of the membership interests of RKO Pictures, LLC in consideration for $5.5 million in cash. In addition to the purchase price, the Company is required to have a working capital reserve of $4.5 million. A warrant will also be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition. The completion of this acquisition is subject to ongoing due diligence, completion of the required financing and the execution of a definitive purchase agreement. As of March 31, 2004, the Company has paid a deposit of $687,500 to RKO Pictures, LLC.

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

During the quarter, $149,375 of the deferred finance fee was charged to operations and is included in general and administrative expenses. In addition, interest of $25,187 was accrued on the above loans. At March 31, 2004 a total of $71,079 of interest is owing.

The Company also has a loan payable outstanding of $100,000, which is unsecured, and has no specific terms of repayment

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2004, the Company incurred $23,000 pursuant to consulting agreements with its officers and directors.

NOTE 6 - CAPITAL STOCK

During October 2003 the Company agreed to issue 547,086 common shares at a deemed price of $0.50 per share to a lender in settlement of a loan in the amount of $273,543. To date these shares have not been issued.

During February 2004, the Company completed a private placement of 200,000 units at a price of $.50 per unit for net proceeds of $100,000 with a lender who had previously entered into a convertible loan dated June 25, 2003. Each unit consists of one common share and one share purchase warrant. Three share purchase warrants entitle the holder to acquire an additional common share at a price of $1.00 for a period of two years. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity. As part of this transaction, the Company agreed to amend the convertible loan so that it is now convertible into common stock at $0.50 per share (refer to Note 4).

During February 2004 the Company issued 1,000,000 common shares at a deemed price of $0.70 per share to Dominique Bigle for payment on acquisition of a media library.

The Company also issued 20,000 common shares at a deemed prices of $0.50 per share to InCap Group, Inc for payment on a contract to provide financing services.

During March 2004 the Company issued 20,000 common shares at a deemed prices of $0.50 per share to InCap Group, Inc for payment on a contract to provide financing services. Refer to Note 7.

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

The following table summarizes information about stock option transactions.
	Shares	Weighted Average Exercise Price	Expiry Date
Options outstanding
December 31, 2002	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised	-	-
Expired	-	-
December 31, 2003	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised	-	-
Expired	-	-
March 31, 2004	13,300	$100.00	November 30, 2004

Warrants:

As at March 31, 2004 the Company has 200,000 share purchase warrants outstanding; providing the right to acquire 200,000 common shares at a price of $1.00 per share to February 19, 2006. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity.

NOTE 7 - FINANCING AGREEMENT

During January 2004 the Company entered into an agreement with Incap Group, Inc. whereby Incap Group, Inc. was engaged to act as agent and use its best efforts in connection with the private placement of one or more debt or equity-related securities offerings to raise between $5,000,000 and $8,000,000. In consideration, Incap Group, Inc. was issued 40,000 common shares valued at $20,000 as a non-refundable retainer and will receive a placement fee on funds raised of 7.5% on the first $5,000,000 raised and 5.5% on the balance. This amount has been recorded as a deferred finance fee and will be offset against the proceeds of the financing or written off to operations if the financing does not complete.

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

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments, including taxes recoverable and accounts payable, approximate carrying value due to the short-term maturity of the instruments.

Management has also determined that the fair value of the loans payable and deposits on acquisitions approximates their carrying values.

NOTE 10 - SUBSEQUENT EVENTS

During April 2004 the Company paid to Bigle an additional $10,000 as the final amount due towards the purchase price of the Trocadero Library. On April 27, 2004, the Company entered into an Amending Agreement whereby the Company agreed that the cash consideration for the purchase of these assets would be reduced to $140,000, that it would file a registration statement to register for resale on or before June 27, 2004 the shares issued to Bigle and that Bigle would provide services under an interim Consulting Agreement. Pursuant to the Consulting Agreement, the Company agreed to pay Bigle $110,000 for an 11 month term ending March 2005 in consideration of Bigle assisting with the acquisition of RKO Pictures.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "InternetStudios.com" mean InternetStudios.com, Inc. and our wholly owned subsidiaries, unless otherwise indicated.

Corporate Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated unaudited financial statements and the notes to consolidated unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

As part of this change in business direction, on February 13, 2003, we entered into a Letter of Intent with Dominique Bigle to acquire Bigle's library of over 1,500 motion pictures (the "Trocadero Library"). In consideration for acquiring the library of motion pictures, we agreed to issue to Bigle 1,000,000 shares of our common stock and to pay $300,000 to Bigle. The closing of this agreement was extended by agreements dated July 30, 2003 and January 19, 2004. On April 27, 2004, we entered into an Amending Agreement whereby we agreed that the cash consideration for the purchase of these assets would be reduced to $140,000, that we would register for resale by June 27, 2004 the shares issued to Bigle and that Bigle would provide us services under an interim Consulting Agreement. Pursuant to the Consulting Agreement, we agreed to pay Bigle $110,000 for an 11 month term ending March 2005, in consideration of Bigle assisting us with the acquisition of RKO Pictures. As of the date hereof, we have paid $140,000 to Bigle and issued 1,000,000 shares of common stock.

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

Results of Operations for the three months ended March 31, 2004 and March 31, 2003

The discussion set forth below relating to results of operations pertains to the comparison of the three months ended March 31, 2004 and 2003. For March 31, 2003, we filed a quarterly report on Form 10-Q.

Revenues

We recognized $nil revenues in the three months ended March 31, 2004 as compared to $nil for the three months ended March 31, 2003. Historically we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Advertising and Marketing Expenses

For the three months ended March 31, 2004 and March 31, 2003, we had no expenses related to advertising and marketing as a result of the implementation of the restructuring plan.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses, for the three months ended March 31, 2004 were $70,937, as compared to the three months ended March 31, 2003 were $80,118. Our general and administrative expenses, for the period from inception to the three months ended March 31, 2004 were $28,176,754 of which $ 10,925,152 were non-cash related to stock based compensation. The decrease of general and administrative expenses is primarily a result of the implementation of a restructuring plan that resulted in a reduction in personnel costs, lease and office costs, and a reduction in legal and accounting fees.

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

Net Loss

Our net loss was $247,290 and $80,118 for the three months ended March 31, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to the finance fees incurred. Management feels that restructuring plan is now complete and that ongoing net loss will be a result from operations.

Liquidity and Capital Resources

From inception, we have financed our operations entirely from private placements of equity and loans. As at March 31, 2004, we had a bank overdraft of $74,567 as compared to cash on hand of $4,861 at March 31, 2003. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $86,755 for the three months ended March 31, 2004 as compared to $28,478 for the three months ended March 31, 2003. Net cash used in operating activities was $19,092,817 for the period from inception to the three months ended March 31, 2004. The net cash was used primarily for expenses related to the RKO and Trocadeo transactions.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this quarterly report, we have utilized substantially all of our available funding and at March 31, 2004 had a working capital deficiency of $1,649,264. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

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

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. We have engaged investment bankers to act as placement agent for any debt and equity offerings. It is management's intention to continue to continue to modify our company's business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company's ability to continue as a going concern as described in Note 1 to the Financial Statements. The future operations of our company will depend upon our ability to obtain adequate financing and continuing support from creditors. To the extent that we cannot achieve our financing and acquisition plans and generate revenues, which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

Plan of Operations

Our primary objective over the twelve months ending March 31, 2005 will be to build a niche distribution platform to maximize revenues from filmed entertainment content in all formats through the building a brand, the re-labelling of classic content and strict asset management. We intend to focus on creating efficiencies through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after March 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at March 31, 2004 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Change in Securities.

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

Item 6.  Exhibits and Reports on Form 8-K.

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

10.36	Form of Private Placement Subscription Agreement between Internetstudios.com, Inc and Dominique Bigle (incorporated by reference from our Annual Report Form 10-K filed on April 19, 2004).
10.37

Advisory Fee Payment and Subscription Agreement dated February 10, 2004 between Internetstudios.com, Inc. and InCap Group, Inc. (incorporated by reference from our Annual Report Form 10-K filed on April 19, 2004).

10.38

Advisory Fee Payment and Subscription Agreement dated February 24, 2004 between Internetstudios.com, Inc. and InCap Group, Inc. (incorporated by reference from our Annual Report Form 10-K filed on April 19, 2004).

10.39	Amending Agreement, dated April 27, 2004, between InternetStudios.com, Inc. and Dominique Bigle.
(21)	Subsidiaries of the small business issuer
Online FilmandTVSales.com, Inc.
InternetStudios UK Limited
InternetStudios Entertainment Finance
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

Date: May 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert MacLean
Robert MacLean	Chairman of the Board	May 25, 2004