Form 10QSB
period 2004-06-30
INTERNETSTUDIOS COM INC
filed 2004-08-23
CIK 1094365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  12,129,209 common shares issued and outstanding as of August 18, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS

CURRENT ASSETS
Taxes recoverable	$ 6,036	$ 6,036
Notes receivable (Note 4)	687,500	-

	693,536	6,036

DEFERRED FINANCE FEE (Notes 4 and 8)	20,000	298,750
DEPOSIT ON ACQUISITION (Note 3)	830,000	807,500

	$ 1,553,536	$ 1,112,286

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 68,696	$ 77,712
Accounts payable and accrued liabilities	609,755	623,781
Due to related parties	80,628	-
Loans payable (Note 5)	996,265	945,892

	1,755,344	1,647,385

GOING CONCERN CONTINGENCY (Note 2)
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 7)
Common stock, $.0001 par value, 100,000,000 shares authorized 12,129,209 shares issued and outstanding (2003 - 10,889,209)	2,774	2,650
Additional paid in capital	67,306,631	66,496,755
Warrants	10,000	-
Obligation to issue shares	422,293	422.293
Deficit accumulated during the development stage	(67,943,506)	(67,456,797)

	(201,808)	(535,099)

	$ 1,553,536	$ 1,112,286

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,2004	Three months Ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	April 14, 1998 (inception) to June 30, 2004

REVENUE	$ -	$ -	$ -	$ -	$ 220,291

OPERATING EXPENSES
General and administrative	44,857	268,211	115,794	348,329	28,221,611
Sales and marketing	-	-	-	-	3,129,457
Amortization of goodwill	-	-	-	-	12,737,424
Amortization of website development costs	-	-	-	-	2,779,668
Website development costs	-	-	-	-	6,327,907

	44,857	268,211	115,794	348,329	53,196,067

Loss from operations	(44,857)	(268,211)	(115,794)	(348,329)	(52,975,776)
Other income (expenses)
Interest expense and finance fees	(194,562)	(7,500)	(370,915)	(7,500)	(586,526)
Minority interest in loss of subsidiary			-	-	506,250
Loss on impairment of loans receivable			-	-	(309,832)
Loss on disposal of furniture and equipment			-	-	(544,523)
Loss on impairment of goodwill			-	-	(15,462,534)
Loss on settlement of lawsuits			-	-	(80,000)
Gain on settlement of debts			-	-	269,330
Gain on write off of disputed accounts payable			-	-	1,240,105

NET LOSS FOR THE PERIOD	$ (239,419)	$ (275,711)	$ (486,709)	$ (355,829)	$ (67,943,506)

BASIC NET LOSS PER SHARE	$ (.02)	$ (.03)	$ (.04)	$ (.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,455,798	10,233,343	11,455,798	10,222,343

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ended June 30, 2004	Six months ended June 30, 2003	April 14, 1998 (inception) to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES	$ (486,709)	$ (355,829)	$ (67,943,506)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	-	-	15,933,085
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on impairment of loans	-	-	309,832
Stock based compensation, finance and other expense	318,750	10,500	13,299,300
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	-	-	(269,330)
Gain on write-off of accounts payable	-	-	(1,240,105)
Changes in operating assets and liabilities:		-
Accounts receivable	-	-	(46,087)
Taxes recoverable	-	8,621	11,927
Prepaid expenses and deferred fees	(20,000)	-	(137,685)
Accounts payable and accrued expenses	36,347	7,695	2,192,119

CASH USED IN OPERATING ACTIVITIES	(151,612)	(28,478)	(19,157,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisition	(20,000)	(475,000)	(827,500)
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS USED IN INVESTING ACTIVITIES	(20,000)	(50,000)	(4,447,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	(9,016)	4,861	68,696
Loans receivable	-	-	(1,201,609)
Loans payable	-	-	1,967,638
Advances from related parties	80,628	66,000	80,628
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	100,000	5,000	22,490,935

CASH FLOWS FROM FINANCING ACTIVITIES	171,612	75,861	23,605,447

DECREASE IN CASH AND CASH EQUIVALENTS	-	(2,617)	-
CASH, BEGINNING OF PERIOD	-	2,617	-

CASH, END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc. The Company is an emerging entertainment media company. Its business model has evolved to incorporate innovative structures and technology to address the marketing, sales and releasing of filmed entertainment. The current business direction includes the acquisition of existing libraries of motion pictures and television programming which will be marketed and sold internationally.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2004 the Company had a working capital deficiency of $1,061,808 (2003 - $1,342,599) and a stockholders' deficit of $201,808 (2003 - $535,099). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. The Company has determined that the acquisition of 100% of the membership interests of RKO Pictures LLC ("RKO") is not feasible at this time but continues to negotiate with RKO in order to come to an agreement whereby the Company could utilize the RKO brand name in the distribution of home video products. The Company has executed an agreement to acquire the Trocadero film library but has yet to complete the formal transfer of the ownership of the film titles. Management is currently seeking funding sources to implement the Company's plan for production and distribution of DVDs (digital video discs) to be derived from the Trocadero library. The Company has engaged investment advisors to assist in securing this financing (refer to Note 7).

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 - DEPOSITS ON ACQUISITION

As part of our change in business direction, on February 13, 2003, we entered into a Letter of Intent with Dominique Bigle to acquire On February 13, 2003, as amended on July 30, 2003, January 19, 2004, and April 27, 2004, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1,500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) common shares of its capital stock and to pay $140,000 to Bigle. The final terms for completion of this acquisition is subject to the execution of a definitive purchase agreement. As of June 30, 2004, the Company has paid a deposit of $140,000 to Bigle and issued the 1,000,000 shares which were valued at $700,000. The Company has yet to complete the formal transfer of the ownership of the film titles.

On April 27, 2004, the Company entered into an Amending Agreement whereby the Company agreed that it would register for resale by June 27, 2004 the shares issued to Bigle and that Bigle would provide services under an interim Consulting Agreement. Pursuant to the Consulting Agreement, the Company agreed to pay Bigle $110,000 for an 11 month term ending March 2005 in consideration of Bigle assisting with the acquisition of RKO Pictures. The terms of the Consulting Agreement are currently being re-negotiated.

NOTE 4 - NOTES RECEIVABLE

Effective May 8, 2003, IMAG entered into a Letter of Intent to acquire 100% of the membership interests of RKO Pictures, LLC (the "RKO Letter of Intent"). Pursuant to the terms of the RKO Letter of Intent, the Company has agreed to acquire 100% of the membership interests of RKO Pictures, LLC in consideration for $5.5 million in cash. In addition to the purchase price, the Company is required to have a working capital reserve of $4.5 million. A warrant will also be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition. The completion of this acquisition is subject to ongoing due diligence, completion of the required financing and the execution of a definitive purchase agreement. As of June 30, 2004, the Company had paid a deposit of $687,500 to RKO Pictures, LLC.

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

- Promissory Note dated May 14, 2003 in the amount of $125,000, which is repayable by May 14, 2004;
- Promissory Note dated June 16, 2003 in the amount of $250,000, which is repayable by June 16, 2004;
- Promissory Note dated July 7, 2003 in the amount of $250,000, which is repayable by July 7, 2004;
- Promissory Note dated August 7, 2003 in the amount of $62,500, which is repayable by August 7, 2004.

NOTE 4 - NOTES RECEIVABLE (continued)

We anticipated closing the RKO acquisition on September 2, 2003 and executed final documentation between us, IMAG and RKO in anticipation of such closing. Unfortunately, the financing for this transaction did not close and accordingly the LOI expired according to its terms. Nonetheless, we continued to negotiate with RKO over the course of the last 9 months. However, the parties were unable to conclude a transaction based on the terms of the original LOI.

On July 2, 2004, RKO, IMAG, and the Company executed a Mutual Release Agreement under the terms of which, the parties agreed to refrain from taking any legal action with respect to the negotiations respecting the acquisition of RKO by the Company and IMAG. On July 2, 2004, RKO repaid the promissory note dated May 14, 2003 (in the amount of $125,000 plus accrued interest) and the promissory note dated June 6, 2003 (in the amount of $250,000 plus accrued interest). On July 9, 2004, RKO repaid the promissory note dated July 7, 2003 (in the amount of $250,000 plus accrued interest) and on August 6, 2004, RKO repaid the Promissory Note dated August 8, 2003, (in the amount of $62,500 plus accrued interest).

As of the date hereof, RKO is no longer indebted to the Company and we are no longer negotiating to acquire RKO on the terms of the RKO Letter of Intent. However, the parties have agreed, as a term of the Mutual Release Agreement, to continue to negotiate a licensing arrangement whereby the Company would create and distribute our DVD (digital video disc) products under the RKO brand name.

The Company had pledged certain of these promissory notes as security for loans payable. The Company used the proceeds received from repayment of these promissory notes by RKO to retire almost all of the loans made to us by three parties, thereby significantly reducing our corporate liabilities (refer to Note 4).

NOTE 5 - LOANS PAYABLE

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

By an agreement dated July 19, 2004, the lender of this loan agreed to the repayment of $250,000 of the principal of the loan, and agreed to extend the repayment of the balance of the loan and accrued interest totaling $86,000.

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

By loan agreement dated June 20, 2003, the Company received a loan of $250,000 which bears interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The loan was convertible by the holder into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. This loan was secured by the promissory notes issued by RKO dated May 14, 2003 and June 16, 2003 in the aggregate amount of $375,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 350,000 common shares was payable on this transaction. The shares had a fair market value of $297,500 and this amount was recorded as a deferred finance fee and is being amortized over the life of the loan. The Company issued 175,000 shares and has an obligation to issue an additional 175,000 common shares on this transaction. This loan was paid back on July 5, 2004 and the security on the promissory notes was released.

NOTE 5 - LOANS PAYABLE (continued)

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

During the quarter, $298,750 of the deferred finance fee was charged to operations and is included in general and administrative expenses. In addition, interest of $50,373 was accrued on the above loans. At June 30, 2004 a total of $96,265 of interest is owing.

The Company also has a loan payable outstanding of $100,000, which is unsecured, and has no specific terms of repayment

NOTE 6 - RELATED PARTY TRANSACTIONS

For the six month period ended June 30, 2004, the Company incurred $23,000 pursuant to consulting agreements with its officers and directors.

NOTE 7 - CAPITAL STOCK

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

NOTE 7 - CAPITAL STOCK (continued)

During January 2004, the Company completed a private placement of 200,000 units at a price of $.50 per unit for net proceeds of $100,000 with a lender who had previously entered into a convertible loan dated June 25, 2003. Each unit consists of one common share and one share purchase warrant. Three share purchase warrants entitle the holder to acquire an additional common share at a price of $1.00 for a period of two years. The estimated fair value of the warrants of $13,000 has been recorded as a separate component of stockholders' equity. As part of this transaction, the Company agreed to amend the convertible loan so that it is now convertible into common stock at $0.50 per share (refer to Note 4).

During February 2004 the Company issued 1,000,000 common shares at a price of $0.70 per share to Dominique Bigle for payment on acquisition of a media library. The Company also issued 20,000 common shares at a deemed prices of $0.70 per share to InCap Group, Inc for payment on a contract to provide financing services.

During March 2004 the Company issued 20,000 common shares at a deemed prices of $0.55 per share to InCap Group, Inc for payment on a contract to provide financing services. Refer to Note 7.

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

The following table summarizes information about stock option transactions.

	Shares	Weighted Average Exercise Price	Expiry Date

Options outstanding
December 31, 2001	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised		-
Expired	-	-

December 31, 2002	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised	-	-
Expired	-	-

December 31, 2003	13,300	$100.00	November 30, 2004
Granted	-	-
Exercised	-	-
Expired	-	-

June 30, 2004	13,300	$100.00	November 30, 2004

Warrants:

As at June 30, 2004 the Company has 200,000 share purchase warrants outstanding; providing the right to acquire 200,000 common shares at a price of $1.00 per share to February 19, 2006. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity.

NOTE 8 - FINANCING AGREEMENT

During January 2004 the Company entered into an agreement with Incap Group, Inc. whereby Incap Group, Inc. was engaged to act as agent and use its best efforts in connection with the private placement of one or more debt or equity-related securities offerings to raise between $5,000,000 and $8,000,000. In consideration, Incap Group, Inc. was issued 40,000 common shares valued at $20,000 as a non-refundable retainer and will receive a placement fee on funds raised of 7.5% on the first $5,000,000 raised and 5.5% on the balance. This amount was recorded as a deferred finance fee. As the financing did not complete it was written off to operations in the current quarter.

During June, 2004 the Company entered into an agreement with WestLB Securities Inc. whereby WestLB was engaged to act as agent and use its best efforts in connection with the private placement of one or more debt or equity-related securities offerings to raise up to $10,000,000. In consideration, WestLB was paid a fee of $20,000 and will receive a placement fee on funds. This amount has been recorded as a deferred finance fee and will be offset against the proceeds of the financing or written off to operations if the financing does not complete.

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

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 11 - SUBSEQUENT EVENTS

The Company recovered all the advances made to RKO and repaid the majority of outstanding loans payable as described in Notes 3 and 4.

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

We are a company focused on distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media.

Our business model has evolved toward a greater focus on the control of our own filmed entertainment properties. Our shift in focus has been motivated by opportunities management believes have arisen due to recent structural changes in the entertainment sector. The motion picture industry has entered an unusual phase in its history, where the confluence of two trends has created a unique investment opportunity. The first of these is a consumer technology trend - the introduction and mass penetration of DVD (digital video disc) players in homes - that has led to a record surge in consumer purchases of movies for home viewing. The second trend is a cyclical market downturn that has driven media asset valuations to recent historic lows, particularly for films and film libraries.

Taken together, these trends have resulted in an environment where valuable, cash-generating assets like production companies and home video distribution rights can be acquired at prices below their ultimate market value. We plan to exploit this situation by assembling a world-class film production and DVD (digital video disc) distribution company and management team. To this end, we have executed a final agreement to acquire the Trocadero film library but have yet to complete the formal transfer of the ownership of the film titles. Management is currently seeking funding sources to implement the Company's plan for production and distribution of DVDs (digital video discs) to be derived from the Trocadero library. We continue to negotiate to obtain a recognizable brand under which this content can be distributed.

As part of our change in business direction, on February 13, 2003, we entered into a Letter of Intent with Dominique Bigle to acquire Bigle's library of over 1,500 motion pictures (the "Trocadero Library"). In consideration for acquiring the library of motion pictures, we initially agreed to issue to Bigle 1,000,000 shares of our common stock and to pay $300,000 to Bigle. The closing of this agreement was extended by agreements dated July 30, 2003 and January 19, 2004. On April 27, 2004, we entered into an Amending Agreement whereby we agreed that the cash consideration for the purchase of these assets would be reduced to $140,000. As of the date hereof, we have paid $140,000 to Bigle and issued 1,000,000 shares of common stock. As part of this transaction, we also agreed to register for resale the shares issued to Bigle and that Bigle would provide us services under a Consulting Agreement. We have yet to complete the formal transfer of the ownership of the film titles.

Additionally, as part of this new business strategy, in the second quarter of 2003 we entered into formal negotiations to acquire RKO Pictures, LLC, ("RKO") one of the classic Hollywood studios. In furtherance of this proposed acquisition, we formed a wholly owned subsidiary called International Media Acquisition Group, a Delaware LLC ("IMAG") to be the acquiring corporate entity.

During the quarter ended June 30, 2003, IMAG entered into a letter of intent (the "LOI") with RKO, whereby IMAG agreed to acquire 100% of the membership interests of RKO. During the three months after the execution of the LOI, we paid deposits of $687,500 toward the purchase price. These deposits were secured by promissory notes issued by RKO, each with a one-year term.

We anticipated closing the RKO acquisition on September 2, 2003 and executed final documentation between us, IMAG and RKO in anticipation of such closing. Unfortunately, the financing for this transaction did not close and accordingly the LOI expired according to its terms. Nonetheless, we continued to negotiate with RKO over the course of the last nine months. However, the parties were unable to conclude a transaction based on the terms of the original LOI.

On July 2, 2004, RKO, IMAG, and the Company executed a Mutual Release Agreement under the terms of which, the parties agreed to refrain from taking any legal action with respect to the negotiations respecting the acquisition of RKO by us. On July 2, 2004, RKO repaid the promissory note dated May 14, 2003 (in the amount of $125,000 plus accrued interest) and the promissory note dated June 6, 2003 (in the amount of $250,000 plus accrued interest). On July 9, 2004, RKO repaid the promissory note dated July 7, 2003 (in the amount of $250,000 plus accrued interest) and on August 6, 2004, RKO repaid the Promissory Note dated August 8, 2003, (in the amount of $62,500 plus accrued interest).

As of the date hereof, RKO is no longer indebted to the Company and we are no longer negotiating to acquire RKO on the terms of the RKO Letter of Intent. However, the parties have agreed, as a term of the Mutual Release Agreement, to continue to negotiate a new arrangement whereby RKO could participate in the proposed production and distribution of DVD (digital video disc) products.

We had pledged certain of these promissory notes as security for loans payable. We used a portion of the proceeds received from repayment of these promissory notes by RKO to retire almost all of the loans made to us by three parties, thereby significantly reducing our corporate liabilities.

We continue to explore other available business opportunities whereby we can build our library of filmed entertainment assets and build a niche-oriented DVD (digital video disc) releasing and merchandising company. As part of these explorations, we have retained West LB Securities Inc. in connection with identifying complementary acquisition targets.

Results of Operations for the three months ended June 30, 2004 and June 30, 2003

The discussion set forth below relating to results of operations pertains to the comparison of the three months ended June 30, 2004 and 2003. For June 30, 2003, we filed a quarterly report on Form 10-Q.

Revenues

We recognized $nil revenues in the three months ended June 30, 2004 as compared to $nil for the three months ended June 30, 2003. Historically we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Advertising and Marketing Expenses

For the three months ended June 30, 2004 and June 30, 2003, we had no expenses related to advertising and marketing as a result of the implementation of the restructuring plan.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses, for the three months ended June 30, 2004 were $44,857, as compared to the three months ended June 30, 2003 were $268,211. Our general and administrative expenses, for the period from inception to the period ended June 30, 2004 were $28,221,611 of which $ 10,925,152 were non-cash related to stock based compensation. The decrease of general and administrative expenses is primarily a result of the implementation of a restructuring plan that resulted in a reduction in personnel costs, lease and office costs, and a reduction in legal and accounting fees.

Net Loss

Our net loss was $239,419 and $275,711 for the three months ended June 30, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to an increase in the interest income expense. Management feels that restructuring plan is now complete and that ongoing net loss will be a result from operations.

Results of Operations for the six months ended June 30, 2004 and June 30, 2003

The discussion set forth below relating to results of operations pertains to the comparison of the six months ended June 30, 2004 and 2003. For June 30, 2003, we filed a quarterly report on Form 10-Q.

Revenues

We recognized $nil revenues in the six months ended June 30, 2004 as compared to $nil for the six months ended June 30, 2003. Historically we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Advertising and Marketing Expenses

For the six months ended June 30, 2004 and June 30, 2003, we had no expenses related to advertising and marketing as a result of the implementation of the restructuring plan.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses, for the six months ended June 30, 2004 were $115,794, as compared to the six months ended June 30, 2003 were $348,329. Our general and administrative expenses, for the period from inception to the period ended June 30, 2004 were $28,221,611 of which $ 10,925,152 were non-cash related to stock based compensation. The decrease of general and administrative expenses is primarily a result of the implementation of a restructuring plan that resulted in a reduction in personnel costs, lease and office costs, and a reduction in legal and accounting fees.

Net Loss

Our net loss was $486,709 and $355,829 for the six months ended June 30, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to an increase in the interest income expense. Management feels that restructuring plan is now complete and that ongoing net loss will be a result from operations.

Summary

Presently, we have no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and our acquiring additional filmed entertainment assets, There are, however, no assurances we will be able to generate funds required for these transaction. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern.

Liquidity and Capital Resources

From inception, we have financed our operations entirely from private placements of equity and loans. As at June 30, 2004, we had a bank overdraft of $68,696 compared to a bank overdraft of $77,712 at December 31, 2003. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $151,612 for the six months ended June 30, 2004 as compared to $28,478 for the six months ended June 30, 2003. The net cash was used primarily for expenses related to the RKO and Trocadero transactions.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this quarterly report, we have utilized substantially all of our available funding and at June 30, 2004 had a working capital deficiency of $1,061,808. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

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

Future Cash Requirements

We expect that the implementation of our new business strategy will lead to the generation of revenues in fiscal 2005. We are attempting to secure a $10 million operating line of credit in order to commence production of DVD (digital video disc)'s for distribution and to implement our DVD (digital video disc) sales and marketing program. We have entered into negotiations with a financier to establish this line of credit with the assistance of our investment bankers, West LB Securities Inc..

Plan of Operations

Our primary objective over the twelve months ending June 30, 2005 will be to build a niche distribution platform to maximize revenues from filmed entertainment content in all formats through the building a brand, the re-labelling of classic content and strict asset management. We intend to focus on creating efficiencies through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

Additionally, we intend to assemble a major library of filmed content by expanding the number of copyrights and distribution rights that we own, represent or broker, which will generate growth and annuity income.

Sales and Marketing

We intend to capitalize on the demand for DVDs (digital video discs) by providing mainstream entertainment with commercial appeal in a low-risk, cost-efficient manner. We plan to exploit any films that we acquire in DVD (digital video disc) format from featuring special features and to acquire high quality assets that will be exploitable from a video and ancillary media perspective.

As part of this plan, we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation and Best Buy Co. Inc., and others who buy large volumes of DVD (digital video disc)'s to sell directly to the consumer in international markets.

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
    the possibility of unforeseen price competition for our services, or reductions in market prices for DVD (digital video disc) sales ; and
    our dependence upon key personnel.

Given our limited operating history, operating losses and other factors set out in this document, there can be no assurance that we will be able to achieve our goals and be profitable. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations will be materially and adversely affected.

We may incur future losses

We may incur net losses for the foreseeable future. The extent of these losses, if any, will depend, in part, on the amount and rates of growth in our net revenue from DVD (digital video disc) sales, filmed entertainment distribution and related activities. As a result of our early stage of development, we believe that period-to-period comparisons of our operating results are not meaningful and that our operating results for any period should not be relied upon as an indication of future performance. To the extent that (a) net revenue does not grow at anticipated rates, (b) increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue or (c) we are unable to adjust operating expense levels accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

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

We may need significant additional funds, which we may not be able to obtain

If we raise the financing necessary to implement our DVD production and marketing plan , we believe that we will be able to meet our anticipated cash needs for working capital, capital expenditures and normal business expansion for the next 24 months. If we do not manage to raise the full amount necessary, or if our business model should prove to be based on assumptions that prove to have been incorrect, our financial resources may not be sufficient to satisfy our capital requirements for this period. If this occurs, we will probably need to raise additional funds in order to achieve the goals we set for ourselves in our business plan. If our financial resources are insufficient we will require additional financing in order to execute our plans for expansion. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms, when required, or that additional financing will be available to us at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, promote our brand as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance services or respond to competitive pressures.

We depend on our ability to attract key personnel

We depend on the continued services and performance of our senior management and other key personnel. The loss or unavailability of any of these individuals for any significant period of time could have a material effect on our business, prospects, financial condition and results of operations. Our performance also depends on our ability to attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract, retain, and integrate such personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risks associated with brand development

We believe that establishing and maintaining an accepted brand of filmed entertainment product is critical to attracting buyers to our DVD (digital video disc) sales and to expanding our commerce relationships. In order to attract and retain purchasers, advertisers and commerce partners, and to promote and maintain our brand in response to competitive pressures, we intend to increase substantially our financial commitment to creating and maintaining distinct brand loyalty among these groups. We expect our efforts to include advertising and marketing and traditional media advertising campaigns directed at the filmed entertainment rights industry. In addition, we may need to expend additional resources to build the brand. If we do not generate a corresponding increase in net revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, prospects, financial condition and results of operations, will be materially and adversely affected.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at June 30, 2004 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Two of our former employees have received judgments against us. One received a Stipulated Judgment against us in the amount of $10,000 from the Los Angeles County Superior Court on April 10, 2002. The other received an Order, Decision or Award from the Labour Commissioner of California awarded against us and OnlineFilmSales.com, LLC in the amount of $26,578.24 on May 29, 2002. To date no payments have been made to either of these former employees.

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

.

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

On September 29, 2003 a former employee filed a cross-complaint in case number SC 077372 in the Superior Court of the State of California, County of Los Angeles alleging that our company is responsible for certain credit card debts. The action was brought against the former employee by American Express Travel Related Services Company, Inc. We have been advised that the action against the former employee is in the process of being settled and that the cross-complaint will be withdrawn.

Although no assurance can be given as to the outcome of any potential lawsuit, we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position or results of operations and we intend to vigorously defend against any action.

Item 2.  Change in Securities.

Recent Sales of Unregistered Securities

None.

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
-25-
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

-26-
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

-27-
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

10.39	Amending Agreement, dated April 27, 2004, between InternetStudios.com, Inc. and Dominique Bigle.(incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 25, 2004)
-28-
(21)	Subsidiaries of the small business issuer
Online FilmandTVSales.com, Inc.
InternetStudios UK Limited
InternetStudios Entertainment Finance
International Media Acquisition Group LLC
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

Date: August 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert MacLean Robert MacLean	Chairman of the Board	August 23, 2004