Form 10QSB
period 2004-09-30
INTERNETSTUDIOS COM INC
filed 2004-11-29
CIK 1094365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  12,129,209 common shares issued and outstanding as of November 15, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
CURRENT ASSETS
Taxes recoverable and receivables	$ 9,818	$ 6,036
Notes receivable (Note 4)	-	687,500

	9,818	693,536
DEFERRED FINANCE FEES (Note 8)	20,000	298,750
DEPOSIT ON ACQUISITION (Note 3)	840,000	120,000

	$ 869,818	$ 1,112,286

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$ 35,021	$ 77,712
Accounts payable and accrued liabilities	604,988	623,781
Due to related party (Note 6)	32,628	-
Loans payable (Note 5)	460,694	945,892

	1,133,331	1,647,385

GOING CONCERN CONTINGENCY (Note 1)
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 7)
Common stock, $.0001 par value, 100,000,000 shares authorized
12,129,205 shares issued and outstanding (2003 - 10,889,205)	2,774	2,650
Additional paid in capital	67,406,631	66,496,755
Warrants	10,000	-
Obligation to issue shares	422,293	422,293
Deficit accumulated during the development stage	(68,105,211)	(67,456,797)

	(263,513)	(535,099)

	$ 869,818	$ 1,112,286

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003	April 14, 1998 (inception) to September 30, 2004

REVENUE	$ -	$ -	$ -	$ -	$ 220,291

OPERATING EXPENSES
General and administrative	180,758	75,536	296,552	460,150	28,402,369
Sales and marketing	-	-	-	-	3,129,457
Amortization of goodwill	-	-	-	-	12,737,424
Amortization of website development costs	-	-	-	-	2,779,668
Website development costs	-	-	-	-	6,327,907

	180,758	75,536	296,552	460,150	53,376,825

Loss from operations	(180,758)	(75,536)	(296,552)	(460,150)	(53,156,534)
Other income (expenses)
Interest income	29,230		29,230		29,230
Interest expense and finance fees	(10,177)	(255,317)	(381,092)	(267,043)	(596,703)
Minority interest in loss of subsidiary	-	-	-	-	506,250
Loss on impairment of loans receivable	-	-	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	-	-	(544,523)
Loss on impairment of goodwill	-	-	-	-	(15,462,534)
Loss on settlement of lawsuits	-	-	-	-	(80,000)
Gain on settlement of debts	-	-	-	-	269,330
Gain on write off of disputed accounts payable	-	-	-	-	1,240,105

NET LOSS FOR THE PERIOD	$ (161,705)	$ (330,853)	$ (648,414)	$ (727,193)	(68,105,211)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.03)	$ (0.05)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	12,129,209	10,354,205	11,905,555	10,401,961

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30, 2004	Nine months ended September 30, 2003	April 14, 1998 (inception) to September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (648,414)	$ (727,193)	$ (68,105,211)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	-	-	15,933,085
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on impairment of loans	-	-	309,832
Stock based compensation, finance and other expense	418,750	249,875	13,399,300
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	-	-	(269,330)
Gain on write-off of accounts payable	-	-	(1,240,105)
Changes in operating assets and liabilities:
Accounts receivable	-	-	(46,087)
Taxes recoverable	(3,782)	29,192	8,145
Prepaid expenses and deferred fees	(20,000)	-	(137,685)
Accounts payable and accrued expenses	51,204	68,658	2,206,976

CASH USED IN OPERATING ACTIVITIES	(202,242)	(379,468)	(19,208,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisition	-	(140,000)	(140,000)
Notes receivable	667,500	(667,500)	-
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	667,500	(807,500)	(3,760,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	(42,691)	73,301	35,021
Loans receivable	-	-	(1,201,609)
Loans payable	(555,195)	1,016,050	1,412,443
Advances from related parties	32,628	-	32,628
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	100,000	95,000	22,490,935

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(427,258)	1,184,351	22,968,577

DECREASE IN CASH AND CASH EQUIVALENTS	-	(2,617)	-
CASH, BEGINNING OF PERIOD	-	2,617	-

CASH, END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2004 the Company had a working capital deficiency of $1,123,513 (December 31, 2003 - $953,849) and a stockholders' deficit of $263,513 (December 31, 2003 - $535,099). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. The Company has determined that the acquisition of 100% of the membership interests of RKO Pictures LLC ("RKO") is not feasible at this time but continues to negotiate with RKO in order to come to an agreement whereby the Company could utilize the RKO brand name in the distribution of home video products. The Company has executed an agreement to acquire the Trocadero film library but has yet to complete the formal transfer of the ownership of the film titles. Management is currently seeking funding sources to implement the Company's plan for production and distribution of DVDs (digital video discs) to be derived from the Trocadero library. The Company has engaged investment advisors to assist in securing this financing (refer to Note 8).

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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
SEPTEMBER 30, 2004
 (Unaudited)

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

Deferred Finance Fees

The Company has capitalized finance fees paid in connection with a convertible loan payable issued during 2003. These finance fees will be expensed on a straight-line basis over the term of the loan. Unamortized fees will be charged to additional paid in capital in the event of and in connection with the conversion of the loan. As at September 30, 2004, all of these fees have been expensed.

During the period the Company capitalized fees paid in connection with a planned financing with WestLP Securities Inc., as described in Note 8. These fees will be recorded as a cost of the financing or expensed if the financing is not completed.

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

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

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

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period's presentation.

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 - DEPOSITS ON ACQUISITION

On February 13, 2003, as amended on July 30, 2003, January 19, 2004, and April 27, 2004, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1,500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) common shares of its capital stock and to pay $140,000 to Bigle. As of September 30, 2004, the Company has paid a deposit of $140,000 to Bigle and issued the 1,000,000 shares which were valued at $700,000. The Company has yet to complete the formal transfer of the ownership of the film titles which the Company anticipates completing concurrent with the consulting agreement below.

On April 27, 2004, the Company entered into an Amending Agreement whereby the Company agreed that it would register for resale by June 27, 2004 the shares issued to Bigle and that Bigle would provide services under a consulting agreement. The terms of this consulting agreement are currently being negotiated between the parties and is anticipated to be completed effective January 1, 2005.

NOTE 4 - NOTES RECEIVABLE

Effective May 8, 2003, IMAG entered into a Letter of Intent to acquire 100% of the membership interests of RKO Pictures, LLC (the "RKO Letter of Intent"). Pursuant to the terms of the RKO Letter of Intent, the Company has agreed to acquire 100% of the membership interests of RKO Pictures, LLC in consideration for $5.5 million in cash. In addition to the purchase price, the Company is required to have a working capital reserve of $4.5 million. A warrant will also be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition. The completion of this acquisition is subject to ongoing due diligence, completion of the required financing and the execution of a definitive purchase agreement. To December 31, 2004, the Company had paid $687,500 to RKO Pictures LLC which was secured by promissory notes totaling $687,500 maturing between May 14, 2004 and August 7, 2004.

We anticipated closing the RKO acquisition on September 2, 2003 and executed final documentation between us, IMAG and RKO in anticipation of such closing. Unfortunately, the financing for this transaction did not close and accordingly the LOI expired according to its terms. Nonetheless, we continued to negotiate with RKO over the course of the last twelve months. However, the parties were unable to conclude a transaction based on the terms of the original LOI.

On July 2, 2004, RKO, IMAG, and the Company executed a Mutual Release Agreement under the terms of which, the parties agreed to refrain from taking any legal action with respect to the negotiations respecting the acquisition of RKO by the Company and IMAG. On July 2, 2004, RKO repaid the promissory note dated May 14, 2003 (in the amount of $125,000 plus $6,047 accrued interest) and the promissory note dated June 6, 2003 (in the amount of $250,000 plus $10,684 accrued interest). On July 9, 2004, RKO repaid the promissory note dated July 7, 2003 (in the amount of $250,000 plus $10,000 accrued interest) and on August 6, 2004, RKO repaid the Promissory Note dated August 8, 2003, (in the amount of $62,500 plus $2,500 accrued interest).

As of the date hereof, RKO is no longer indebted to the Company and we are no longer negotiating to acquire RKO on the terms of the RKO Letter of Intent. However, the parties have agreed, as a term of the Mutual Release Agreement, to continue to negotiate a licensing arrangement whereby the Company would create and distribute our DVD (digital video disc) products under the RKO brand name.

The Company had pledged certain of these promissory notes as security for loans payable. The Company used the proceeds received from repayment of these promissory notes by RKO to retire certain of the loans made to us by third parties (refer to Note 5).

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
 (Unaudited)

NOTE 5 - LOANS PAYABLE

By loan agreement dated July 14, 2003, the Company has a convertible loan outstanding of $300,000 which bears interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The note is convertible by the holder into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion. This loan is secured by the July 7, 2003 RKO promissory note in the amount of $250,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 300,000 common shares was paid on this transaction. The shares had a fair market value of $300,000 and this amount was recorded as a deferred finance fee and was amortized over the life of the loan.

By an agreement dated July 19, 2004, the lender of this loan agreed to the repayment of $250,000 (paid) of the principal of the loan, and renegotiated the repayment of the balance of the loan and accrued interest totaling $86,000. Under the terms of the replacement note, the Company agreed to repay the principal and accrued interest thereon (at a rate of 10% per annum) on December 31, 2004. The principal and accrued interest may be converted at the holder's option into share of the Company's common stock at the lesser of $0.50 per share and the ten day average closing price of the Company's common stock immediately preceding the date of conversion.

By loan agreement dated June 25, 2003, and completed July 7, 2003, the Company has a convertible loan outstanding of $150,000 which bears interest at 10% per annum, compounded monthly for a term of one year. The note was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. In January 2004 this note was amended to be convertible into common stock at a price of $0.50 per share. The Company had the right to repay all of the principal and accrued interest outstanding under this Note at any time before June 25, 2004 at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of repayment. To date the Company has not repaid this loan or received a demand for repayment. The parties are currently renegotiating the terms of repayment and interest has been accrued on this loan to September 30, 2004.

By loan agreement dated June 20, 2003, the Company received a loan of $250,000 which bears interest at 12% per annum, compounded monthly for a term of one year, or until seven days from the close of a proposed financing. The loan was convertible by the holder into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. This loan was secured by the promissory notes issued by RKO dated May 14, 2003 and June 16, 2003 in the aggregate amount of $375,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 350,000 common shares was payable on this transaction. The shares had a fair market value of $297,500 and this amount was recorded as a deferred finance fee and was amortized over the life of the loan. The Company issued 175,000 shares and has an obligation to issue an additional 175,000 common shares on this transaction. This loan was paid back on July 5, 2004 and the security on the promissory notes was released.

By loan agreement dated May 28, 2003, the Company has a convertible loan outstanding of $100,000 which bears interest at 10% per annum, compounded monthly for a term of one year. The note is convertible by the holder into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. The Company had the right to prepay all of the principal and accrued interest outstanding under this Note at any time before May 28, 2004 at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of pre-payment.

As at September 30, 2004 a total of $24,694 of interest is owing in connection with the above loans.

The Company also has a loan payable outstanding of $100,000, which is unsecured, and has no specific terms of repayment

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine month period ended September 30, 2004, the Company incurred $23,000 pursuant to consulting agreements with its officers and directors and $32,628 of net advances had been received from a director.

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
 (Unaudited)

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

During July 2003 the Company issued 300,000 common shares at a price of $1.00 per share, to a lender for payment of a lender's bonus (refer to Note 5).

During July 2003 the Company issued 15,000 common shares at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

During August 2003 the Company issued 45,000 common shares at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

During August 2003 the Company issued 175,000 common shares at a price of $0.85 per share and has an obligation to issue a further 175,000 common shares valued at $148,750 to a lender for payment of a lender's bonus (refer to Note 5).

During October 2003 the Company agreed to issue 547,086 common shares at a deemed price of $0.50 per share to a lender in settlement of a loan in the amount of $273,543. To date these shares have not been issued.

During January 2004, the Company completed a private placement of 200,000 units at a price of $.50 per unit for net proceeds of $100,000 with a lender who had previously entered into a convertible loan dated June 25, 2003. Each unit consists of one common share and one third of one share purchase warrant. Each whole share purchase warrant entitles the holder to acquire an additional common share at a price of $1.00 for a period of two years. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity. As part of this transaction, the Company agreed to amend the convertible loan so that it is now convertible into common stock at $0.50 per share (refer to Note 5).

During February 2004 the Company issued 1,000,000 common shares at a price of $0.70 per share to Dominique Bigle for payment on acquisition of a media library.

During the period the Company issued 40,000 common shares with a fair value of $20,000 to InCap Group, Inc for payment on a contract to provide financing services (refer to Note 8).

During the period the Company granted 1,500,000 non-qualified options to consultants under the Company's Stock Option Plan allowing for the acquisition of a total of 1,500,000 shares of the Company's common stock at a price of $0.50. The fair value of these options will be recorded as consulting fees of $300,000 upon vesting of the options. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of seven years, a risk-free interest rate of 3% and an expected volatility of 98%. The options vest on a straight line monthly basis over 18 months. To September 30, 2004, $100,000 of the expense has been recorded and the remaining $200,000 will be recorded upon vesting of the remaining options.

INTERNETSTUDIO.COM, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
 (Unaudited)

NOTE 7 - CAPITAL STOCK (continued)

The following table summarizes information about stock option transactions.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Options outstanding
December 31, 2002	13,300	$100.00	1.92 years
Granted	-	-
Exercised	-	-
Expired	-	-

December 31, 2003	13,300	$100.00	0.92 years
Granted	1,500,000	$0.50
Exercised	-	-
Expired	-	-

September 30, 2004	1,513,300	$1.37	6.71 years

Warrants:

As at September 30, 2004 the Company has 66,667 share purchase warrants outstanding; providing the right to acquire 66,667 common shares at a price of $1.00 per share to February 19, 2006. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity.

NOTE 8 - FINANCING AGREEMENT

During January 2004 the Company entered into an agreement with Incap Group, Inc. whereby Incap Group, Inc. was engaged to act as agent and use its best efforts in connection with the private placement of one or more debt or equity-related securities offerings to raise between $5,000,000 and $8,000,000. In consideration, Incap Group, Inc. was issued 40,000 common shares valued at $20,000 as a non-refundable retainer and will receive a placement fee on funds raised of 7.5% on the first $5,000,000 raised and 5.5% on the balance. This amount was recorded as a deferred finance fee. As the financing did not complete it was written off to operations during the period.

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
SEPTEMBER 30, 2004
 (Unaudited)

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

NOTE 11 - SUBSEQUENT EVENTS

Effective October 4, 2004, the Company entered into a Letter of Intent ("LOI") to acquire 100% of the issued and outstanding shares of Airwaves Sound Design Ltd. and Airwaves Digital Group Ltd. ("Airwaves"). Airwaves is a complete digital audio post production facility for film, television, advertising, animation and new media. The LOI contemplates the Company issuing 1,000,000 shares of our common stock to the shareholders of Airwaves and issuing stock options to acquire an additional 1,000,000 shares of the Company's common stock at an exercise price equal to the price per share to be paid in the Company's next financing. The parties are currently completing discussions regarding the final terms of the acquisition of Airwaves.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our business model has evolved toward a greater focus on the control of our own filmed entertainment properties. Our shift in focus has been motivated by opportunities management believes have arisen due to recent structural changes in the entertainment sector. The motion picture industry has entered an unusual phase in its history, where the confluence of two trends has created a unique investment opportunity. The first of these is a consumer technology trend - the introduction and mass penetration of DVD (digital video disc) players in homes - that has led to a surge in consumer purchases of movies for home viewing. The second trend is a cyclical market downturn that has driven media asset valuations to recent historic lows, particularly for films and film libraries.

Taken together, these trends have resulted in an environment where valuable, cash-generating assets like production companies and home video distribution rights can be acquired at prices below their ultimate market value. We plan to exploit this situation by assembling a film production and DVD (digital video disc) distribution company and management team. To this end, we have executed a final agreement to acquire the Trocadero film library but have yet to complete the formal transfer of the ownership of the film titles. Management is currently seeking funding sources to implement the Company's plan for production and distribution of DVDs (digital video discs) to be derived from the Trocadero library. We continue to negotiate to obtain a recognizable brand under which this content can be distributed.

On October 4, 2004, we executed a letter of intent regarding the purchase of Airwaves Sound Design Ltd. and Airwaves Digital Group Ltd. Airwaves is a complete digital audio post production facility for film, television, advertising, animation and new media. The letter of intent contemplates us issuing 1,000,000 shares our common stock to the shareholders of Airwaves Sound Design Ltd. and Airwaves Digital Group Ltd. and issuing stock options to acquire an additional 1,000,000 shares of our common stock at an exercise price equal to the price per share to be paid in our next financing. We are in the process of completing our discussions regarding the acquisition of Airwaves.

Airwaves, in business since 1974, is a sound and film editing studio and facility for the completion of film and television products. It is planned that we will remaster and author and mix our classic DVD's at Airwaves.

We continue to explore other available business opportunities whereby we can build our library of filmed entertainment assets and build a niche-oriented DVD (digital video disc) releasing and merchandising company. As part of these explorations, we have retained West LB Securities Inc. in connection with identifying complementary acquisition targets.

Results of Operations for the three months ended September 30, 2004 and September 30, 2003

The discussion set forth below relating to results of operations pertains to the comparison of the three months ended September 30, 2004 and 2003. For September 30, 2003, we filed a quarterly report on Form 10-Q.

Revenues

We recognized $nil revenues in the three months ended September 30, 2004 as compared to $nil for the three months ended September 30, 2003. Historically we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Advertising and Marketing Expenses

For the three months ended September 30, 2004 and September 30, 2003, we had no expenses related to advertising and marketing as a result of the implementation of the restructuring plan.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses, for the three months ended September 30, 2004 were $180,758, as compared to the three months ended September 30, 2003 were $75,536. Our general and administrative expenses, for the period from inception to the period ended September 30, 2004 were $28,402,369 of which $13,399,300 were non-cash related to stock based compensation. The decrease of general and administrative expenses is primarily a result of the implementation of a restructuring plan that resulted in a reduction in personnel costs, lease and office costs, and a reduction in legal and accounting fees.

Net Loss

Our net loss was $161,705 and $330,853 for the three months ended September 30, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to an increase in the interest income expense. Management feels that restructuring plan is now complete and that ongoing net loss will be a result from operations.

Results of Operations for the nine months ended September 30, 2004 and September 30, 2003

The discussion set forth below relating to results of operations pertains to the comparison of the nine months ended September 30, 2004 and 2003. For September 30, 2003, we filed a quarterly report on Form 10-Q.

Revenues

We recognized $nil revenues in the nine months ended September 30, 2004 as compared to $nil for the nine months ended September 30, 2003. Historically we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Advertising and Marketing Expenses

For the nine months ended September 30, 2004 and September 30, 2003, we had no expenses related to advertising and marketing as a result of the implementation of the restructuring plan.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses, for the nine months ended September 30, 2004 were $296,552, as compared to the nine months ended September 30, 2003 were $460,150. Our general and administrative expenses, for the period from inception to the period ended September 30, 2004 were $28,402,369 of which $13,399,300 were non-cash related to stock based compensation. The decrease of general and administrative expenses is primarily a result of the implementation of a restructuring plan that resulted in a reduction in personnel costs, lease and office costs, and a reduction in legal and accounting fees.

Net Loss

Our net loss was $648,414 and $727,193 for the nine months ended September 30, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to an increase in the interest income expense. Management feels that restructuring plan is now complete and that ongoing net loss will be a result from operations.

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

Liquidity and Capital Resources

From inception, we have financed our operations entirely from private placements of equity and loans. As at September 30, 2004, we had a bank overdraft of $35,021 compared to a bank overdraft of $73,301 at September 30, 2003. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date.

Net cash used in operating activities was $202,242 for the nine months ended September 30, 2004 as compared to $379,468 for the nine months ended September 30, 2003. The net cash was used primarily for expenses related to the RKO and Trocadero transactions.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this quarterly report, we have utilized substantially all of our available funding and at September 30, 2004 had a working capital deficiency of $1,123,513. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

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

Plan of Operations

Our primary objective over the twelve months ending September 30, 2005 will be to build a niche distribution platform to maximize revenues from filmed entertainment content in all formats through the building a brand, the re-labelling of classic content and strict asset management. We intend to focus on creating efficiencies through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at September 30, 2004 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2004 we granted 1,500,000 stock options to two members of our advisory board. The stock options are exercisable at a price of $0.50 until July 8, 2011. Both of these individuals confirmed that they were accredited investors and accordingly, we relied on Rule 506 of Regulation D of the Securities Act of 1933 to issue such options.

Item 6.  Exhibits.

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

-26-
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
-27-
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

-28-
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

10.39	Amending Agreement, dated April 27, 2004, between InternetStudios.com, Inc. and Dominique Bigle.(incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 25, 2004)
10.40	Letter of Intent dated October 4, 2004 between InternetStudios.com, Inc., Airwaves Digital Group Ltd. and Airwave Sound Design Ltd.
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

Date: November 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Robert MacLean Robert MacLean	Chairman of the Board	November 29, 2004