Form 10KSB
period 2004-12-31
INTERNETSTUDIOS COM INC
filed 2005-05-19
CIK 1094365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-27387

INTERNETSTUDIOS.COM, INC.
(Name of small business issuer in its charter)

Nevada	134009696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322 East 50th Street New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (212) 489-0645

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $29,230

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.

10,609,209 common shares at $0.18(1) per common share = $1,909,657.60

(1)	Average of the bid and asked price on May 3, 2005.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

14,109,209 common shares issued and outstanding as of May 1, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "ISTO" mean Internetstudios.com Inc. and our wholly owned subsidiary Montecristo Entertainment LLC, a Delaware limited liability company, unless otherwise indicated.

Our History and Our Business

We were incorporated in the State of Nevada on April 14, 1998 under the name The Enterprise, Inc. We changed our name to eHealth.com, Inc. in anticipation of acquiring a license to software technology for the health industry. This acquisition was not completed. Effective September 21, 1999 we changed our name to InternetStudios.com, Inc.

We currently have one subsidiary, a Delaware limited liability company formed on May 12, 2003 under the name International Media Acquisition Group LLC. On January 14, 2005 International Media Acquisition Group LLC changed its name to Montecristo Entertainment LLC. We operate our business through this subsidiary company.

Through Montecristo Entertainment LLC, we acquire the distribution and marketing rights to independent film products from around the world and we market and distribute these products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media. Currently, our catalogue consists of 16 films from Japan, Thailand, India, the Czech Republic, the United Kingdom and the United States, with a focus on “world cinema”.

On January 19, 2004, we entered into a formal asset purchase agreement with Dominique Bigle to acquire the Trocadero library, a motion picture library consisting of over 1500 motion pictures. As consideration, we agreed to issue to Mr. Bigle 1,000,000 shares of our common stock and to pay to him the amount of $250,000. On April 27, 2004, we amended this agreement to reduce the cash consideration from $250,000 to $140,000 and we agreed to hire Mr. Bigle pursuant to a written management agreement. In the April 27, 2004 amendment Mr. Bigle acknowledged receipt of both the 1,000,000 shares and the $140,000 in cash. Effective February 1, 2005, we hired Mr. Bigle’s company, 24/7 Entertainment International Inc. to provide Mr. Bigle’s services to us for an annual consulting fee of $150,000. This consulting agreement contemplates that Mr. Bigle will facilitate the exploitation of the movies included in the Trocadero library, with a focus on marketing and distribution of television and home video products. MonteCristo Entertainment will sell DVDs of the classic titles from our Trocadero Library as they become available for distribution. We have not yet asked Mr. Bigle to deliver any of the titles included in the Trocadero library, as they are currently in storage under controlled conditions and would begin to deteriorate if delivered out of storage.

We intend to have these films delivered to us as and when we need them, on a title by title basis, and to incur shipping and lab charges only as and when we receive a bona fide offer for each film.

On December 30, 2004 we signed a letter of intent with Michelle Taverna pursuant to which we agreed to appoint Mr. Taverna as president of Montecristo Entertainment LLC and a European company to be formed, and agreed to make him a director of our company, Montecristo Entertainment LLC and the European company to be formed. Mr. Taverna agreed to be responsible for all sales, marketing and distribution efforts of Montecristo Entertainment LLC and the European company. We agreed to pay to Mr. Taverna a salary in an amount to be determined (but in no event less than the salary we pay to our President and Chief Executive Officer, and a signing bonus of 500,000 shares of our common stock. We also agreed to issue to Mr. Taverna share purchase options entitling him to purchase an additional 1,500,000 common shares of our company at an exercise price of $0.25. This letter of intent was subject to the negotiation and execution of a formal agreement; as at the date of filing of this annual report on form 10-KSB, we have not yet negotiated or executed such a formal agreement. On March 2, 2005, we issued 500,000 shares of our common stock to Mr. Taverna as contemplated by the letter of intent.

On October 4, 2004, we executed a letter of intent with Airwaves Digital Group Ltd. and Mr. Alex Downie regarding the purchase of Airwaves Sound Design Ltd., a British Columbia corporation and the wholly-owned subsidiary of Airwaves Digital Group Ltd. The letter of intent contemplates that we will issue 1,000,000 shares of our common stock to Airwaves Digital Group together with 1,000,000 non-transferable share purchase warrants, each of which would, when and if issued, entitle the holder to acquire an additional share of our common stock at an exercise price equal to the price per share to be paid in our next financing. This letter agreement is subject to conditions, including a condition that the parties negotiate the terms of a formal purchase agreement. Although we began the negotiation of a formal agreement in October of 2004, we have since suspended the negotiation and are currently exploring the synergies between our company and airwave in an effort to determine whether alternative relationships between both companies would better suit our respective requirements at this time.

Mr. Alex Downie is the president of Airwaves Sound Design Ltd. and a principal of Airwaves Digital Group, Ltd. Airwaves Sound Design owns a sound and film editing studio used for the completion of film, television, advertising, animation and new media. We plan to use this studio to re-master, author and mix DVDs, including the classic titles from our Trocadero library. We are working together on an as-needed basis, and Airwaves has extended us the courtesy of a preferred rate for the work we refer to them. Currently, Airwaves Sound Design is performing a marketing services for our film titles and is performing a quality control function during our re-mastering of both visual and audio on some of our motion picture products, as well as transferring our products to a digital archive and multi-language dubbing and mixing, which we believe will be a valuable advantage to our company in addressing international DVD formats and menus.

We continue to explore other available business opportunities whereby we can build our library of filmed entertainment assets and add to our DVD (digital video disc) titles.

Revenue Sources

We plan to derive our revenues from the worldwide exploitation of our filmed entertainment properties across multiple media and distribution channels, both directly as a producer and distributor of those properties, and also indirectly through royalty and license arrangements with third-parties who may pay for the right to exploit our brands and properties.

We expect to receive revenue from all of the following sources:

•	Rental fees from primary theatrical and non-theatrical exhibition of our films
•	Wholesale revenue from the sale of physical copies of our film and television programs on DVD, videocassette, and other home video media
•	Revenue-sharing payments from the rental of our films and television programs via pay-per-view, video on demand and home video rental arrangements

•	License fees from the exhibition of our films and television programs via pay cable, basic cable, network television broadcasting and television syndication
•

Cash advances, license fees and royalty or profit-sharing payments from third parties who acquire from our company the right to exploit the literary and re-make rights to our screenplays and film properties

•	Royalty payments from merchandising of consumer products bearing the logos, brands, and other forms of intellectual property from our company's films, television programs and archives
•	Royalties and license payments from exploitation of soundtrack and music publishing rights for music from our company's films, television programs and archives
•	Catalogue and direct marketing sales of home video products

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

We propose to distribute our products through our wholly-owned subsidiary Montecristo Entertainment LLC.

We intend to attend at all of the major film and television market events and present and market our products. These markets, including the Cannes market, the American market and the Berlin market, represent a traditional industry marketplace, on a roughly quarterly basis, for buyers of film and television content. In addition, we provide a current catalogue of our products on our website at www.montecristoentertainment.com and we periodically update our contacts by sending email alerts.

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

We believe that the principal competitive factors in our market are:

•	filmed entertainment rights industry connections;
•	brand recognition;
•	quality of assets; and

•	quality of filmed entertainment product.

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

InternetStudios became a registered mark with the United States Trademark and Patent Office's Supplemental Registry effective April 2, 2002.

Employees

As of May 1, 2005, we employed 5 people, 2 in the area of corporate administration and 3 in sales and marketing. We also have two independent contractors providing management consulting services and capital raising services. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

To December 31, 2004, we have incurred regular operating losses and we have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully acquire additional filmed entertainment assets, to utilize our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain a brand name for our products and to attract new and maintain old users of our services.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our website to be profitable. Our management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements. In addition, our management expects cash flow from operations to increase over the next year. These factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the December 31, 2004 audited financial statements.

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

We have a limited operating history

We are an early stage company and have not earned any significant revenues, which makes it difficult to evaluate whether we will operate profitably. Investors must consider the risks and difficulties frequently encountered by early stage companies. Such risks include:

•	competition;
•	whether we can compete successfully with others pursuing the same line of business;
•	whether we can anticipate and adapt to a developing market;
•	whether we can effectively manage rapidly expanding operations should our operations rapidly expand;
•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
•	whether we can provide acceptable customer service;
•	whether we can respond to competitive developments;
•	the possibility of unforeseen price competition for our services, or reductions in market prices for DVD (digital video disc) sales ; and
•	our dependence upon key personnel.

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

Our annual and quarterly operating results may fluctuate significantly as a result of numerous factors, many of which are outside of our control. These factors include, but are not limited to:

•	fluctuating demand for filmed entertainment;
•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
•	whether we can acquire filmed entertainment product in a timely and effective manner;
•	whether we can attract new personnel in a timely and effective manner and to retain existing personnel;
•	competition;
•	costs relating to future acquisitions;
•	seasonality;
•	general economic conditions and economic conditions specific to the filmed entertainment rights industry, the Internet or all or a portion of the technology market.

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

We believe that the principal competitive factors in our market are:

•	filmed entertainment rights industry connections;
•	brand recognition;
•	quality of assets; and
•	quality of filmed entertainment product.

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

Selling and distributing filmed entertainment around the world results in a percentage of our revenue coming from sources outside of North America. Consequently, our business is subject to certain risks inherent in international trade, many of which are beyond our control. These risks include:

•	changes in laws and policies affecting trade;
•	changes to laws and policies related to investments and taxes;
•	varying degrees of protection for intellectual property;
•	instability of foreign economies and governments;
•	cultural barriers; and
•	currency risk.

These factors can adversely affect our business and result of operations.

We must develop a stronger marketing program to generate any significant revenues.

We will be required to develop a marketing campaign that will effectively make buyers aware of our catalogue of films and DVDs and filmed entertainment library. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our DVDs and library. There can be no assurance that we will be able to establish adequate marketing capabilities that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our services.

Risks associated with brand development

We believe that establishing and maintaining an accepted brand of filmed entertainment product is critical to attracting buyers to our DVD (digital video disc) catalogue and to expanding our commerce relationships. In order to attract and retain purchasers, advertisers and commerce partners, and to promote and maintain our brand in response to competitive pressures, we intend to increase substantially our financial commitment to creating and maintaining distinct brand loyalty among these groups. We expect our efforts to include advertising and marketing and traditional media advertising campaigns directed at the filmed entertainment rights industry. In addition, we may need to expend additional resources to build the brand. If we do not generate a corresponding increase in net revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, prospects, financial condition and results of operations, will be materially and adversely affected.

Risks associated with potential general economic downturn

Our success may be affected significantly by changes in local, regional and national economic conditions. Factors such as inflation, labour and energy costs, the availability and cost of suitable technical employees, fluctuating interest and insurance rates, federal, state and local regulations and licensing requirements can all have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Item 2.	Description of Property.

Our corporate and operational offices are located at 322 East 50th Street, New York, NY 10022 where we lease office space under a month to month lease at a rental rate of $2,000 a month. We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands.

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

On November 5, 2001, we stipulated to an Arbitration Award, from the American Arbitration Association, in favor of Sitrick and Company in the sum of $42,000 on the condition that the Award not be confirmed or entered as a judgment in California or any other jurisdiction until after February 5, 2002. To our knowledge, nothing further has occurred in connection with this Arbitration Award.

On November 15, 2002, The Hollywood Reporter Incorporated filed an action against our company in the Supreme Court of British Columbia. Hollywood’s claim against the Company is for debt arising for the failure to pay for advertising copy published in Hollywood’s periodical. Hollywood claims US$8,843.42, plus contractual and court ordered interest.  We filed a Statement of Defence on December 20, 2002. There has been no further activity in this lawsuit and we intend to vigorously defend it.

On September 9, 2003 Oxford & Associates, a Division of Oxford Global Resources, Inc. filed a Writ of Summons and Statement of Claim in British Columbia Supreme Court under action number S034865. Oxford's claim against us is for debt arising for the failure to pay for software development services. Oxford claims US$107,121.25, plus court ordered interest. Although no assurance can be given as to the outcome of this lawsuit, we believe that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations. We filed a Statement of Defence on October 16, 2003. There has been no further activity in this lawsuit and we intend to vigorously defend it.

On September 29, 2003 a former employee filed a cross-complaint in case number SC 077372 in the Superior Court of the State of California, County of Los Angeles alleging that our company, our Chief Executive Officer and our former Chief Executive Officer are all jointly and severally liable to pay approximately $115,616, plus interest, on account of certain credit card debt charged to the former employee’s account. The action was initiated against the former employee by American Express Travel Related Services Company, Inc. On March 6, 2004, American Express obtained a judgement against the former employee in the amount of $110,773.94. The parties agreed that the cross-defendants (our company and our current and former Chief Executive Officers) could satisfy this debt by payment of $45,000. On April 23, 2004, the former employee obtained a default judgment against our company and our current and former Chief Executive Officers for indemnity in the amount of $115,616.33. This default judgment was set aside as to both our current and former Chief Executive Officers, but not as to our company, which was not represented in the action. We are advised that American Express Travel Related Services, our former employee and both our current and former Chief Executive Officers are in the process of negotiating a settlement between the parties

On March 23, 2005 we received written demand from attorneys representing the law firm of Kopple & Klinger, LLP in a debt collection action. These attorneys demanded that our company pay to them, on account of the debt owed to Kopple & Klinger, the sum of $108,207.03 within ten days of the date of their letter or they will pursue legal action. We have not paid this amount and, to our knowledge, no lawsuit has yet been filed in respect of this matter.

On May 28, 2004, a Senior Convertible Note that we issued to Alan Kapilow in the amount of $100,000 matured. This Note carries interest at ten percent per annum. Mr. Kapilow has demanded payment of all principal and accrued interest and he has advised us that if he does not receive payment, he will refer collection to his attorneys.

We can give no assurance as to the outcome of any lawsuit, pending, threatened or otherwise.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

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

Quarter Ended	High(1)	Low(1)
December 31, 2004	$0.23	$0.10
September 30, 2004	$0.38	$0.15
June 30, 2004	$0.98	$0.27
March 31, 2004	$0.76	$0.31
December 31, 2003	$0.82	$0.28
September 30, 2003	$1.51	$0.75
June 30, 2003	$1.23	$0.80
March 31, 2003	$1.91	$1.11

On May 3, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.16.

As of May 1, 2005, there were approximately 90 holders of record of our common stock. As of such date, 14,109,209 common shares were issued and outstanding.

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

On February 19, 2004 we issued to Dominique Bigle 1,000,000 common shares as a further deposit towards the purchase price of the Trocadero Library. Mr. Bigle is currently a consultant to our company and, at January, 2004, we were engaged in protracted negotiations with him over the acquisition from him of the Trocadero assets. He was not a member of the general public and we relied on the exemption from the registration requirements provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, in issuing these shares to him.

On January 9, 2004, we entered into an agreement with Incap Group, Inc. whereby Incap Group, Inc. was engaged to act as agent and use its best efforts in connection with the private placement of one or more debt or equity-related securities to raise between $5,000,000 and $8,000,000. In consideration, Incap Group, Inc. was issued 40,000 common shares valued at $20,000 as a non-refundable retainer and will receive a placement fee on funds raised of 7.5% on the first $5,000,000 raised and 5.5% on the balance. The shares were issued relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

On July 8, 2004 we granted 1,500,000 stock options to two members of our advisory board. The stock options are exercisable at a price of $0.50 until July 8, 2011. Both of these individuals confirmed that they were accredited investors and accordingly, we relied on Rule 506 of Regulation D of the Securities Act of 1933 to issue such options.

On December 30, 2004, we entered into an agreement with Michele Taverna pursuant to which Mr. Taverna agreed to assist our company in establishing our current business on an international level. In consideration for his agreement, we agreed to issue to Mr. Taverna 500,000 common shares in the capital of our company, in addition to the payment to Mr. Taverna of a salary and other benefits. We issued the 500,000 common shares to Mr. Taverna contemplated in this agreement on March 2, 2005. These shares were issued relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

On December 31, 2004, we completed a private placement of 700,000 shares at a price of $0.25 per share for net proceeds of $175,000. The shares were issued to two accredited investors relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

On January 13, 2005, we issued 100,000 common shares to the holder of a Senior Convertible Note that was made by our company on May 28, 2003. These common shares were issued in an effort to satisfy an alleged obligation to issue 25,000 unrestricted shares that we allegedly agreed to issue on May 28, 2003, as part of the consideration to the holder of the Senior Convertible Note to purchase the Senior Convertible Note. The investor is not a member of the general public and these shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The investor has refused to accept delivery of the certificate evidencing these 100,000 common shares, alleging that they do not adequately compensate him for our failure to perform our alleged obligation to issue the 25,000 unrestricted shares.

On March 30, 2005, we issued 680,000 common shares in the capital of our company to one investor upon the conversion of all amounts due pursuant to a convertible promissory note dated April 1, 2003 made in the original principal amount of $100,000. The investor was not a U.S. person and the transaction did not occur in the United States and we relied on the exemption provided under Regulation S promulgated pursuant to the Securities Act of 1933.

Item 6.	Management Discussion and Analysis and Plan of Operation.

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

We are a company focused on distribution and marketing of filmed entertainment products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media. Through our wholly owned subsidiary, Montecristo Entertainment LLC, we acquire the distribution and marketing rights to independent film products from around the world and we market and distribute these products, including theatrical motion pictures, television programs, home video products, and digitally delivered entertainment and media. Currently, our catalogue consists of 16 films from Japan, Thailand, India, the Czech Republic, the United Kingdom and the United States, with a focus on “world cinema”.

On January 19, 2004, we entered into a formal asset purchase agreement with Dominique Bigle to acquire the Trocadero library, a motion picture library consisting of over 1500 motion pictures. As consideration, we agreed to issue to Mr. Bigle 1,000,000 shares of our common stock and to pay to him the amount of $250,000. On April 27, 2004, we amended this agreement to reduce the cash consideration from $250,000 to $140,000 and we agreed to hire Mr. Bigle pursuant to a written management agreement. In the April 27, 2004 amendment Mr. Bigle acknowledged receipt of both the 1,000,000 shares and the $140,000 in cash. Effective February 1, 2005, we hired Mr. Bigle’s company, 24/7 Entertainment International Inc. to provide Mr. Bigle’s services to us for an annual consulting fee of $150,000. This consulting agreement contemplates that Mr. Bigle will facilitate the exploitation of the movies included in the Trocadero library, with a focus on marketing and distribution of television and home video products. MonteCristo Entertainment will sell DVDs of the classic titles from our Trocadero Library as they become available for distribution. We have not yet asked Mr. Bigle to deliver any of the titles included in the Trocadero library, as they are currently in storage under controlled conditions and would begin to deteriorate if delivered out of storage. We intend to have these films delivered to us as and when we need them, on a title by title basis, and to incur shipping and lab charges only as and when we receive a bona fide offer for each film.

During the 12 month period ending December 31, 2005, we intend to work with Mr. Bigle to obtain physical possession of the titles in the Trocadero library for which we have a buyer or a market, following which we intend to identify those that we intend to re-master and convert to DVD (digital video disc) format for exploitation during the next 24 months. We have budgeted approximately $483,000 to this activity for the year ended December 31, 2005. We believe that we will use this money to refurbish two digital masters a month starting in the third quarter. Refurbishing costs associated to each picture are $6,000 per picture. In addition, it is intended that we produce 5,000 DVD copies of each of the 12 titles to be sold to specific territories. The cost of these replications and copyright payout is $31,250 per title.

On December 30, 2004 we signed a letter of intent with Michelle Taverna pursuant to which we agreed to appoint Mr. Taverna as president of Montecristo Entertainment LLC and a European company to be formed, and agreed to make him a director of our company, Montecristo Entertainment LLC and the European company to be formed. Mr. Taverna agreed to be responsible for all sales, marketing and distribution efforts of Montecristo Entertainment LLC and the European company. Although this letter of intent was subject to the negotiation and execution of a formal agreement; as at the date of filing of this annual report on form 10-KSB, Mr. Taverna is performing the services for us that are contemplated in the Letter of Intent, although we have not yet negotiated or executed any formal agreement. During the year ending December 31, 2005, we intend to attend the major industry marketing events (Cannes, MIP, Hong Kong, Berlin and the American Television Market). Cannes, Berlin and MIP, being the larger markets, will cost approximately $50,000 each to attend and the Hong Kong and American Television Market will cost approximately $415,000. These costs are related to the presence of two sales agents at the markets, booths, accommodations, meals and entertainment, and production of promotional materials.

On October 4, 2004, we executed a letter of intent with Airwaves Digital Group Ltd. and Mr. Alex Downie regarding the purchase of Airwaves Sound Design Ltd., a British Columbia corporation and the wholly-owned subsidiary of Airwaves Digital Group Ltd. The letter of intent contemplates that we will issue 1,000,000 shares of our common stock to Airwaves Digital Group together with 1,000,000 non-transferable share purchase warrants, each of which would, when and if issued, entitle the holder to acquire an additional share of our common stock at an exercise price equal to the price per share to be paid in our next financing. This letter agreement is subject to conditions, including a condition that the parties negotiate the terms of a formal purchase agreement. Although we began the negotiation of a formal agreement in October of 2004, we have since suspended the negotiation and are currently exploring the synergies between our company and airwave in an effort to determine whether alternative relationships between both companies would better suit our respective requirements at this time.

Mr. Alex Downie is the president of Airwaves Sound Design Ltd. and a principal of Airwaves Digital Group, Ltd. Airwaves Sound Design owns a sound and film editing studio used for the completion of film, television, advertising, animation and new media. We plan to use this studio to re-master, author and mix DVDs, including the classic titles from our Trocadero library. We are working together on an as-needed basis, and Airwaves has extended us the courtesy of a preferred rate for the work we refer to them. Currently, Airwaves Sound Design is performing a marketing services for our film titles and is performing a quality control function during our re-mastering of both visual and audio on some of our motion picture products, as well as transferring our products to a digital archive and multi-language dubbing and mixing, which we believe will be a valuable advantage to our company in addressing international DVD formats and menus.

Revenue Sources

We plan to derive our revenues from the worldwide exploitation of our filmed entertainment properties across multiple media and distribution channels, both directly as a producer and distributor of those properties, and also indirectly through royalty and license arrangements with third-parties who may pay for the right to exploit our brands and properties.

We expect to receive revenue from all of the following sources:

•	Rental fees from primary theatrical and non-theatrical exhibition of our films
•	Wholesale revenue from the sale of physical copies of our film and television programs on DVD, videocassette, and other home video media
•	Revenue-sharing payments from the rental of our films and television programs via pay-per-view, video on demand and home video rental arrangements
•	License fees from the exhibition of our films and television programs via pay cable, basic cable, network television broadcasting and television syndication
•

Cash advances, license fees and royalty or profit-sharing payments from third parties who acquire from our company the right to exploit the literary and re-make rights to our screenplays and film properties

•	Royalty payments from merchandising of consumer products bearing the logos, brands, and other forms of intellectual property from our company's films, television programs and archives
•	Royalties and license payments from exploitation of soundtrack and music publishing rights for music from our company's films, television programs and archives
•	Catalogue and direct marketing sales of home video products

We believe that we will require $4,873,400 to fund our operations for the year ending December 31, 2005 and that we will generate approximately $2,873,400 of this amount from operating revenues. We intend to raise the balance of $2,000,000 from private equity investment and/or from the issuance of both private placement shares and debt.

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

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this annual report, we have utilized substantially all of our available funding and at December 31, 2004 had a working capital deficiency of $1,119,214. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

Our management has taken steps to revise and reduce our operating requirements, which we believe will be sufficient to assure continued operations and implementation of our plans. These steps include expense reduction in staffing, marketing and consulting, We are also in the process of attempting to secure additional capital through debt/equity transactions, which will be required in order to continue operations.

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

Future Cash Requirements

We are in discussions with financiers and after the Cannes market, Montecristo will be generating significant revenues where we will formulate a business model and approach the financial markets with the intention of issuing shares to institutional investors.

We expect that the implementation of our new business strategy will lead to the generation of revenues in fiscal 2005. We are attempting to secure a $10 million operating line of credit in order to commence production of DVD (digital video disc)'s for distribution and to implement our DVD (digital video disc) sales and marketing program.

OFF BALANCE SHEET ARRANGEMENTS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on our financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on our financial condition and results of operations. See Note 2(i) for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on our financial condition or results of operations.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of Dale Matheson Carr-Hilton Labonte for the audited financial statements for the years ended December 31, 2004 and 2003 is included herein immediately preceding the audited financial statements.

Internerstudios.com, Inc. (audited):

Independent Auditor's Report, dated May 15, 2005.

Balance Sheets at December 31, 2004.

Statements of Operations for the years ended December 31, 2004 and 2003, and for the period from April 14, 1998 (inception) to December 31, 2004.

Statement of changes of stockholders deficiency from April 14, 1998 (inception) to December 31, 2004.

Statements of Cash Flows for the years ended December 31, 2004 and 2003, and for the period from April 14, 1998 (inception) to December 31, 2004.

Notes to the Financial Statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Internetstudios.com Inc.

We have audited the consolidated balance sheets of Internetstudios.com Inc. as at December 31, 2004 and 2003 the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has realized significant losses and further losses are anticipated. At December 31, 2004 the Company had a working capital deficiency of $1,269,448, has incurred losses since inception of $68,526,146, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.

May 15, 2005

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS

CURRENT ASSETS
Cash	$ 5,870	$ -
Taxes recoverable	-	,036
Accounts receivable	3,478	-
Prepaid expenses and deposits	5,000	-
	14,348	6,036

DEFERRED FINANCE FEE (Note 8)	20,000	298,750
NOTES RECEIVABLE (Note 3)	-	687,500
DEPOSIT ON TROCADERO ACQUISITION (Note 4)	840,000	120,000

	$ 874,348	$ 1,112,286

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$ -	$ 77,712
Accounts payable and accrued liabilities	717,840	623,781
Advances due to related party (Note 6)	26,170	-
Loans payable (Note 5)	539,786	945,892

	1,283,796	1,647,385

GOING CONCERN CONTINGENCY (Note 1)
CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (Note 7)
Common stock, $0.0001 par value, 100,000,000 shares authorized
12,529,205 (2003 – 10,889,205) shares issued and outstanding	2,814	2,650
Additional paid in capital	67,556,591	66,496,755
Warrants	10,000	-
Obligation to issue shares	547,293	422,293
Deficit accumulated during the development stage	(68,526,146)	(67,456,797)

	(409,448)	(535,099)

	$ 874,348	$ 1,112,286

The accompanying notes are an integral part of these consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2004	Year ended December 31, 2003	April 14, 1998 (inception) to December 31, 2004

REVENUE	$ -	$ -	$ 220,291

OPERATING EXPENSES
General and administrative	698,777	566,717	28,804,595
Sales and marketing	-	-	3,129,457
Interest expense and finance fees	370,572	439,501	586,182
Amortization of goodwill	-	-	12,737,424
Amortization of website development costs	-	-	2,779,668
Website development costs	-	-	6,327,907

	1,069,349	1,006,218	54,365,233

Loss before other items	(1,069,349)	(1,006,218)	(54,144,942)

Other income (expenses), net

Minority interest in loss of subsidiary	-	-	506,250
Loss on impairment of loans receivable	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	(544,523)
Loss on impairment of goodwill	-	-	(15,462,534)
Loss on settlement of lawsuits	-	-	(80,000)
Gain on settlement of debts (Note 9)	-	116,050	269,330
Gain on write off of accounts payable (Note 9)	-	443,285	1,240,105

NET LOSS FOR THE YEAR	$ (1,069,349)	$ (446,883)	$(68,526,146)

BASIC NET LOSS PER SHARE	$ (0.09)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,674,082	10,524,773

The accompanying notes are an integral part of these consolidated financial statements.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD APRIL 14, 1998 (INCEPTION) TO DECEMBER 31, 2004

	Number of shares	Amount	Additional paid in capital	Deferred compensation	Deficit accumulated during the development stage	Total

Common stock issued for cash	7,117,200	$ 712	$ 37,588	$ -	$ -	$ 38,300
Net loss for the period	-	-	-	-	(16,137)	(16,137)
Balance at December 31, 1998	7,117,200	712	37,588	-	(16,137)	22,163
Common Stock issued for acquisition of Online Films LLC	5,632,800	563	11,828,317	-	-	11,828,880
Common Stock issued for cash pursuant to Regulation S offering	562,500	56	4,499,944	-	-	4,500,000
Net loss for the year ended December 31, 1999	-	-	-	-	(2,730,811)	(2,730,811)
Balance at December 31, 1999	13,312,500	1,331	16,365,849	-	(2,746,948)	13,620,232
Common Stock options granted for services	-	-	5,019,895	(5,019,895)	-	-
Amortization of deferred compensation	-	-	-	2,483,091	-	2,483,091
Common Stock issued for cash pursuant to Regulation S offering	437,500	44	3,499,956	-	-	3,500,000
Exercise of employee stock options	66,044	7	842,054	-	-	842,061
Common stock issued for cash pursuant to Regulation D offerings, net of costs	1,445,000	145	14,180,685	-	-	14,180,830
Common stock issued for acquisition of itstv.com	120,000	12	1,859,988	-	-	1,860,000
Common stock warrants issued for acquisition of itstv.com	-	-	1,119,375	-	-	1,119,375
Common stock issued for services	27,000	3	(3)	-	-	-
Acquisition of minority interest in OnlineFilmSales.com	-	-	11,400,000	-	-	11,400,000
Common stock equity interest issued for services	-	-	7,600,000	-	-	7,600,000
Conversion of LLC membership	250,000	25	4,243,725	-	-	4,243,750
Net loss for the year ended December 31, 2000	-	-	-	-	(36,205,668)	(36,205,668)
Balance at December 31, 2000	15,658,044	1,567	66,131,524	(2,536,804)	(38,952,616)	24,643,671
Conversion of Class B Membership	156,800	16	(16)		-	-
Conversion of Class B Membership	600,000	60	(60)		-	-
Amortization of deferred compensation	-	-	-	1,561,356	-	1,561,356
Reversal of deferred compensation	-	-	(880,657)	880,656	-	(1)
20 to 1 Rollback	(15,594,102)	-	-	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	(26,853,427)	(26,853,427)
Balance at December 31, 2001	820,742	1,643	65,250,791	(94,792)	(65,806,043)	(648,401)
Common stock issued for debt	3,487,863	349	198,810	-	-	199,159
Common stock issued for debt	5,720,000	572	326,040	-	-	326,612
Common stock issued for cash, net of finder’s fee of $8,550 and 17,100 shares	188,100	19	76,931	-	-	76,950
Amortization of deferred compensation	-	-	-	94,792	-	94,792
Net loss for the year ended December 31, 2002	-	-	-	-	(1,203,871)	(1,203,871)
Balance at December 31, 2002	10,216,705	$ 2,583	$ 65,852,572	$ -	$ (67,009,914)	$ (1,154,759)

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD APRIL 14, 1998 (INCEPTION) TO DECEMBER 31, 2004

	Number of shares	Amount	Additional paid in capital	Obligation to issue shares	Warrants	Deferred compensation	Deficit accumulated during the development stage	Total

Balance forward at December 31, 2002	10,216,705	$ 2,583	$ 65,852,572	$ -	$ -	$ -	$ (67,009,914)	$ (1,154,759)
Common stock issued for services at $1.40	7,500	1	10,499	-	-	-	-	10,500
Common stock issued for cash at $0.50	10,000	1	4,999	-	-	-	-	5,000
Common stock issued for services at $1.00	30,000	3	29,997	-	-	-	-	30,000
Common stock issued for cash at $1.00	90,000	9	89,991	-	-	-	-	90,000
Common stock issued for finance fee at $1.00	360,000	36	359,964	-	-	-	-	360,000
Common stock issued for finance fee at $0.85	175,000	17	148,733	-	-	-	-	148,750
Obligation to issue shares	-	-	-	422,293	-	-	-	422,293
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(446,883)	(446,883)
Balance at December 31, 2003	10,889,205	2,650	66,496,755	422,293	-	-	(67,456,797)	(535,099)

Common stock issued for cash at $0.50	200,000	20	89,980	-	10,000	-	-	100,000
Common stock issued for acquisition at $0.70 (Note 4)	1,000,000	100	699,900	-	-	-	-	700,000
Common stock issued for services at $0.50	40,000	4	19,996	-	-	-	-	20,000
Common stock issued for cash at $0.25	400,000	40	99,960	-	-	-	-	100,000
Stock based compensation	-	-	150,000	-	-	-	-	150,000
Obligation to issue shares for signing bonus (Note 7)	-	-	-	125,000	-	-	-	125,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(1,069,349)	(1,069,349)

Balance at December 31, 2004	12,529,205	$ 2,814	$ 67,556,591	$ 547,293	$ 10,000	$ -	$ (68,526,146)	$ (409,448)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2004	Year ended December 31, 2003	April 14, 1998 (inception) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (1,069,349)	$ (446,883)	$ (68,526,146)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	-	-	15,933,085
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on impairment of loans receivable	-	-	309,832
Stock based compensation, finance and other expense	593,750	399,250	13,574,300
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	-	(116,050)	(269,330)
Gain on write-off of accounts payable	-	(443,285)	(1,240,105)
Changes in operating assets and liabilities:
Accounts receivable	(3,478)	-	(49,565)
Taxes recoverable	6,036	29,101	17,963
Prepaid expenses and deferred fees	(25,000)	-	(142,685)
Accounts payable and accrued expenses	94,059	148,096	2,249,831

CASH USED IN OPERATING ACTIVITIES	(403,982)	(429,771)	(19,410,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisition	-	(807,500)	(807,500)
Notes receivable	667,500	-	667,500
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	667,500	(807,500)	(3,760,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank (repayment) overdraft	(77,712)	77,712	-
Loans receivable	-	-	(1,201,609)
Loans payable	(406,106)	1,016,942	1,561,532
Advances due to related parties	26,170	-	26,170
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	200,000	95,000	22,590,935

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(257,648)	1,234,654	23,176,187

INCREASE (DECREASE) IN CASH	5,870	(2,617)	5,870

CASH, BEGINNING OF YEAR	-	2,617	-

CASH, END OF YEAR	$ 5,870	$ -	$ 5,870

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2004, the Company has a working capital deficiency of $1,269,448 (2003 - $1,641,349) and has incurred losses since inception of $68,526,146, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

The Company did not proceed with the acquisition of 100% of the membership interests of RKO Pictures LLC ("RKO") (See Note 3.) Management is currently seeking funding sources to implement the Company's plan for production and distribution of DVDs (digital video discs) to be derived from the Trocadero library. (Refer to Note 4) The Company has engaged investment advisors to assist in securing additional financing (refer to Note 8).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The financial statements include the accounts of the Company, its subsidiary, Montecristo Entertainment LLC(“Montecristo”), formerly International Media Acquisition Group LLC (“IMAG”). During 2003 all other inactive subsidiaries were dissolved. All intercompany accounts and balances have been eliminated upon consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The significant area requiring management’s estimates and assumptions relates to determining the fair value of stock based compensation.

Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, notes and accounts receivable, accounts payable and accrued liabilities, and loans payable, approximate carrying value due to the immediate or short-term maturity of these financial instruments. Management has not assessed fair value in respect of obligations to related parties as comparable arms length interest rates, security and risk profiles are not readily determinable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue recognition

Revenues are generated from interest paid on deposits secured by promissory notes bearing interest at the California Federal Bank’s prime rate. Revenue from all sources is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured. Any amounts received in advance of the goods being delivered or services being performed are recorded as deferred revenue.

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

Stock based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2004.

The Company has elected to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2004 the Company had net operating loss carryforwards, however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Recent accounting pronouncements

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations. See Note 2(i) for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

NOTE 3 – NOTES RECEIVABLE

By Agreement dated May 8, 2003, as amended on June 6, 2003, IMAG entered into a Letter of Intent to acquire 100% of the membership interests of RKO Pictures, LLC (the "RKO Letter of Intent"). Pursuant to the terms of the RKO Letter of Intent, the Company has agreed to acquire 100% of the membership interests of RKO Pictures, LLC in consideration for $5.5 million in cash. In addition to the purchase price, the Company is required to have a working capital reserve of $4.5 million. A warrant was also to be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition. The completion of this acquisition is subject to ongoing due diligence, completion of the required financing and the execution of a definitive purchase agreement. As of December 31, 2003, the Company had paid a deposit of $687,500 to RKO Pictures, LLC.

NOTE 3 – NOTES RECEIVABLE (continued)

The deposits of $687,500 were secured by Promissory Notes, which bear interest at the California Federal Bank prime rate and are as follows:

- Promissory Note dated May 14, 2003 in the amount of $125,000, repayable by May 14, 2004;

- Promissory Note dated June 16, 2003 in the amount of $250,000, repayable by June 16, 2004;

- Promissory Note dated July 7, 2003 in the amount of $250,000, repayable by July 7, 2004; and

- Promissory Note dated August 7, 2003 in the amount of $62,500, repayable by August 7, 2004.

Closing of the RKO acquisition was scheduled for September 2, 2003 and final documentation was executed between the Company, IMAG and RKO in anticipation of such closing. However, the RKO Letter of Intent expired according to its terms because the financing for this transaction did not close.

On July 2, 2004, RKO, IMAG, and the Company executed a Mutual Release Agreement under the terms of which the parties agreed to refrain from taking any legal action with respect to the negotiations respecting the acquisition of RKO by the Company and IMAG. On July 2, 2004, RKO repaid the promissory note dated May 14, 2003 (in the amount of $125,000 plus $6,047 accrued interest) and the promissory note dated June 16, 2003 (in the amount of $250,000 plus $10,684 accrued interest). On July 9, 2004, RKO repaid the promissory note dated July 7, 2003 (in the amount of $250,000 plus $10,000 accrued interest) and on August 6, 2004, RKO repaid the Promissory Note dated August 7, 2003, (in the amount of $62,500 plus $2,500 accrued interest).

As of December 31, 2004, RKO is no longer indebted to the Company and negotiations to acquire RKO under the terms of the RKO Letter of Intent have ceased. However, as a term of the Mutual Release Agreement, the parties have agreed to continue to negotiate a licensing arrangement whereby the Company would create and distribute DVD (digital video disc) products under the RKO brand name.

The Company had pledged certain of these promissory notes as security for loans payable. The Company used the proceeds received from repayment of these promissory notes by RKO to retire the loans received from three parties (refer to Note 5).

NOTE 4 – ACQUISITION OF TROCADERO LIBRARY

On February 13, 2003, as amended on July 30, 2003, January 19, 2004, and April 27, 2004, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1,500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) shares of its common stock and to pay $140,000 to Bigle. As of December 31, 2004, the Company had paid a deposit of $140,000 to Bigle (2003 - $120,000) and issued the 1,000,000 shares which were valued at $700,000.

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

The Company has paid in full the purchase price for the Trocadero Library. Although there has not been a formal closing and transfer of materials, the company will take delivery of masters on an “as needed” basis in conjunction with orders for specific film titles.

NOTE 5 – LOANS PAYABLE

(a)	Convertible Loan ($300,000)

On July 14, 2003, the Company received $300,000 by way of a convertible loan bearing interest at 12% per annum, compounded monthly, due the earlier of July 14, 2004, or seven days after the close of a proposed financing. The loan was convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion and was secured by the July 7, 2003 RKO promissory note in the amount of $250,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 300,000 common shares was paid on this transaction. The shares had a fair market value of $300,000 and this amount was recorded as a deferred finance fee and has been amortized over the life of the loan.

NOTE 5 – LOANS PAYABLE (continued)

By an agreement dated July 19, 2004, the lender agreed to accept repayment of $250,000 (paid) of the principal of the loan, and to extend the repayment of the $50,000 balance and any accrued interest to December 31, 2004. As of December 31, 2004 the balance owing was $89,957. To date the loan has not been repaid.

On March 31, 2005, the Company proposed a payment schedule to pay off the balance of the loan plus any accrued interest at 10% per annum by December 31, 2005. On April 28, 2005 a “Notice of Conversion” was issued for 472,758 shares as payment for the principal and interest owing on this debt.

(b)	Convertible Loan ($150,000)

On July 7, 2003 the Company received $150,000 by way of a convertible loan bearing interest at 10% per annum, compounded monthly, due June 25, 2004. The note was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. In January 2004 this note was amended to be convertible into common stock at a price of $0.50 per share. The Company had the right to repay all of the principal and accrued interest outstanding under this Note at any time before June 25, 2004 at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of repayment. As of December 31, 2004, accrued interest on this loan was $23,372 with no set terms of repayment.

(c)	Convertible Loan ($250,000)

On June 20, 2003 the Company received $250,000 by way of a convertible loan bearing interest at 12% per annum, compounded monthly, due the earlier of June 20, 2004 or seven days after the close of a proposed financing. The loan was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion and was secured by the promissory notes issued by RKO dated May 14, 2003 and June 16, 2003 in the aggregate amount of $375,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 350,000 common shares was recorded payable on this transaction. The shares had a fair market value of $297,500 and this amount was recorded as a deferred finance fee and has been amortized over the life of the loan. The Company issued 175,000 shares and has an obligation to issue an additional 175,000 common shares which was recorded as of December 31, 2003 as an obligation to issue shares, valued at $148,750. This loan was repaid on July 5, 2004 and the security on the promissory notes was released. However, to date the shares have not been issued. (Refer to Note 7.)

(d)	Convertible Loan ($100,000)

On July 28, 2003 the Company received $100,000 by way of a convertible loan bearing interest at 10% per annum, compounded monthly, due July 28, 2004. The loan was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. The Company had the right to prepay all of the principal and accrued interest outstanding under this Note at any time before May 28, 2004 at one-hundred and twenty-five (125%) of the face value, plus accrued interest to the date of pre-payment. As of December 31, 2004, total interest accrued on this loan is $ 6,457 and both the loan and accrued interest were due and payable.

The lender has demanded payment and Company is currently negotiating with this lender for either a new payment schedule to pay off the balance of the loan plus any accrued interest at 10% per annum by April 30, 2006 or to repay the debt and interest with shares.

(e)	Loan ($100,000)

On March 31, 2003 the Company received a non-interest bearing loan of $100,000 that was unsecured, bore a fee of $10,000 per quarter, and had no specific terms of repayment As of December 31, 2003 this fee was waived.

During March, 2005, the Company issued 680,000 common shares at $0.25 per share for $170,000 in settlement of the original principal amount of $100,000 and an additional $70,000 as a finance fee.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company incurred $23,000 (2003 - $63,700) pursuant to consulting agreements with its officers and directors.

During the year ended December 31, 2004, on behalf of the Company, a director paid a $30,000 deposit on the acquisition of a film library.

During the year ended December 31, 2004, on behalf of the Company, a director paid $67,966 towards professional fees, rent and travel and related expenses.

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2004, a director was repaid $72,057 of previous advances for expenses.

As of December 31, 2004, $26,170 (2003 - $NIL) is due to a director of the Company for expenses paid on behalf of the Company.

As of December 31, 2003, loans payable in the amount of $116,050 were payable to management, were unsecured, non-interest bearing and had no specific terms of repayment. During December, 2003 management forgave these loan amounts and the Company recorded a gain on settlement of debt.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 7 - CAPITAL STOCK

During July 2003 the Company issued 300,000 common shares at a price of $1.00 per share, to a lender for payment of a lender’s bonus (refer to Note 5).

During July 2003 the Company issued 15,000 common shares at a price of $1.00 per share to Capstone Investment Inc. for payment on an engagement contract.

During August 2003 the Company issued 45,000 common shares at a price of $1.00 per share to Capstone Investment Inc. for payment for a consulting contract.

During August 2003 the Company issued 175,000 common shares at a price of $0.85 per share and has an obligation to issue a further 175,000 common shares valued at $148,750 to a lender for payment of a lender’s bonus (refer to Note 5). To date these shares have not been issued.

During October 2003 the Company agreed to issue 547,086 common shares at a price of $0.50 per share to a lender in settlement of a loan in the amount of $273,543. To date these shares have not been issued and the loan is still outstanding. However, the Company is currently negotiating to settle this debt with shares at $0.25 per share.

During January 2004, the Company completed a private placement of 200,000 units at a price of $0.50 per unit for net proceeds of $100,000 with a lender who had previously loaned the Company $150,000 pursuant to a convertible loan agreement loan dated June 25, 2003 (refer to Note 5). Each unit consists of one common share and one third share purchase warrant. Three share purchase warrants entitle the holder to acquire an additional common share at a price of $1.00 per share for a period of two years. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders’ equity. As part of this transaction, the Company agreed to amend the convertible loan so that it is now convertible into common stock at $0.50 per share (refer to Note 5).

During February 2004 the Company issued 1,000,000 common shares at a price of $0.70 per share to Dominique Bigle as partial payment for the acquisition of the Trocadero Library (See Note 4).

During March 2004 the Company issued 40,000 common shares at a price of $0.50 per share to InCap Group, Inc for payment on a contract to provide financing services (refer to Note 8).

During December 2004, the Company completed a private placement of 400,000 common shares at a price of $0.25 per share for net proceeds of $100,000.

During December 2004, the Company agreed to issue 500,000 common shares valued at $125,000 to the new President and CEO of Montecristo as a signing bonus.

During January 2005, the Company completed a private placement of 300,000 common shares at a price of $0.25 per share for net proceeds of $75,000.

During March, 2005, the Company issued 680,000 common shares at $0.25 per share in settlement of an outstanding loan in the amount of $100,000 and $70,000 in finance fees.

NOTE 7 - CAPITAL STOCK (continued)

Stock options

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

The following table summarizes information about stock option transactions for the year ended December 31, 2004.

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding
December 31, 2002	13,300	$ 100.00	1.92 years
Granted	-	-
Exercised	-	-
Expired	-	-
December 31, 2003	13,300	100.00	0.92 years
Granted	1,500,000	0.50
Exercised	-	-
Expired	(13,300)	(100.00)
December 31, 2004	1,500,000	$ 0.50	6.52 years

During 2004 the Company granted 1,500,000 non-qualified options to consultants under the Company’s Stock Option Plan allowing for the acquisition of a total of 1,500,000 shares of the Company’s common stock at a price of $0.50. The fair value of these options will be recorded as consulting fees of $300,000 upon vesting of the options. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of seven years, a risk-free interest rate of 3% and an expected volatility of 98%. The options vest on a straight line monthly basis over 18 months. As of December 31, 2004, $150,000 of the expense has been recorded and the remaining $150,000 will be recorded upon vesting of the remaining options.

Warrants

As at December 31, 2004 the Company has 200,000 share purchase warrants outstanding providing the right to acquire 200,000 common shares at a price of $1.00 per share to February 19, 2006. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity.

NOTE 8 – FINANCING AGREEMENTS

During March 2004 the Company issued 40,000 shares of common stock valued at $20,000 to a private company as compensation for its efforts in obtaining a private placement. The $20,000 was recorded as a deferred finance fee and was to be offset against any proceeds received but has been expensed during the year ended December 31, 2004 because the anticipated private placement did not occur.

During April, 2004 the Company entered into an agreement with WestLB Securities Inc. whereby WestLB has been engaged to act as agent for the Company in connection with obtaining private placement funding. In consideration, WestLB was paid a fee of $20,000 and will also receive a placement fee of 7% on any funds raised. The $20,000 has been recorded as a deferred finance fee and will be offset against the proceeds of the financing or expensed if the financing does not complete.

NOTE 9 – WRITE OFF OF ACCOUNTS PAYABLE

During the fourth quarter of 2003 the Company wrote off accounts payable totaling $443,285 of which $244,165 relates to the dissolution of three former subsidiaries and $199,120 relates to old accounts payable which have been disputed or otherwise determined to no longer be valid debts of the Company. Additionally, current and former management forgave loans to the Company totaling $70,700 and $45,350 respectively.

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

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2004	Year ended December 31, 2003
Cash paid during year for:
Interest and bank charges	$ -	$ -
Income taxes	-	-

NOTE 12 - CONTINGENCIES

Other than as set out below, the Company knows of no material, active or pending legal proceedings, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On September 9, 2003 Oxford & Associates, A Division of Oxford Global Resources, Inc. filed a Writ of Summons and Statement of Claim in the British Columbia Supreme Court under action number S034865. Oxford's claim against the Company is for debt arising for the failure to pay for software development services. Oxford claims $107,121, plus court ordered interest. The Company filed a Statement of Defence on October 16, 2003 and intends to defend this lawsuit. The outcome of this legal action is presently not determinable and the Company accrued $50,000 as a loss provision in 2003.

On September 29, 2003 a former employee filed a cross-complaint in case number SC 077372 in the Superior Court of the State of California, County of Los Angeles alleging that the Company, the Company’s Chief Executive Officer and former Chief Executive Officer, are all jointly and severally liable to pay approximately $115,616, plus interest, on account of certain credit card debt charged to the former employee’s account. The original action was initiated against the former employee by American Express Travel Related Services Company, Inc. (“American Express”). On March 6, 2004, American Express obtained a judgment against the former employee in the amount of $110,774. The parties agreed that the cross-defendants (The Company and current and former Chief Executive Officers) could satisfy this debt by payment of $45,000. On April 23, 2004, the former employee obtained a default judgment against the Company and the current and former Chief Executive Officers for indemnity in the amount of $115,616. This default judgment was set aside as to both the current and former Chief Executive Officers, but not as to the Company, which was not represented in the action. The Company is advised that American Express, a former employee and both the current and former Chief Executive Officers are in the process of negotiating a settlement between the parties. The Company accrued a loss in 2003 of $45,000 and has accrued an additional loss provision in 2004 of $70,616 relating to this legal action.

NOTE 13 – SUBSEQUENT EVENTS

Refer to Notes 5 and 7.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert K. MacLean	President, Chief Executive Officer and a Director	50	September 1999

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 10.	Executive Compensation.

The following table summarizes the compensation awarded to, earned by, or paid to our President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the years ended December 31, 2002, 2003 and 2004.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units (6)	LTIP Payouts (US$)	All Other Compen- sation
Robert MacLean Chairman of the Board and Director	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	$23,000(1) $63,700(2)$55,065(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Pursuant to an oral consulting agreement, Robert MacLean was paid $23,000.

(2) Pursuant to an oral consulting agreement, Robert MacLean was paid $63,700.

(3) Pursuant to an oral consulting agreement, Robert MacLean was paid $55,065.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year December 31, 2004.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Stock Option Plan

In June 2004 our directors approved a stock option plan pursuant to which a total of 3,000,000 stock options could be issued.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of between five and ten years.

There were no grants of stock options or stock appreciation rights made during the fiscal years ended December 31, 2004 and 2003 to our executive officers and directors. There were no stock options outstanding as at December 31, 2004. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of May 1, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Robert MacLean* 322 East 50th Street New York, NY 10022	2,500,000	17.72%
Dominique Bigle 1501-269 South Beverly Hills Drive Beverly Hills, CA 90212	1,000,000	7.09%
Cede & Co. (2) PO Box 20 Bowling Green Station New York, NY 10005	5,194,704	36.82%
All executive officers and directors as a group (1 person)	2,500,000	17.72%

* Denotes director of the Company

(1) Based on 14,109,209 shares outstanding as at May 1, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 1, 2005 are deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership indicated.

(2) Cede & Co. is clearinghouse for US shareholders who hold their shares through brokerage houses. Management is unaware who beneficially owns these shares, although certain of these shares may include shares of management registered in brokerage houses.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

During the year ended December 31, 2004 we paid Robert McLean, our president and sole member of our board of directors, $23,000 for management services.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).
3.2	Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).
3.3	Amended Bylaws (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000).
3.4	Certificate of Amendment to Articles of Incorporation, dated December 17, 1998 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)
3.5	Certificate of Amendment to Articles of Incorporation, dated September 21, 1999 (incorporated by reference from our Form 10/A Registration Statement, filed February 10, 2000)
(10)	Material Contracts
10.1	Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Carraway Management Inc. (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001).
10.2	Consulting Agreement dated April 1, 2000 between OnlineFilmSales.com, LLC and Spray Point Consulting Limited (incorporated by reference from our Annual Report on Form 10-K filed on April 19, 2001).

39

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

42

10.40

Letter of Intent dated October 4, 2004 between InternetStudios.com, Inc., Airwaves Digital Group Ltd. and Airwave Sound Design Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 29, 2004)

10.41	Form of Private Placement Subscription Agreement with the following: Christopher Lanning Livingston Investments LLC
10.42	Letter Agreement dated December 30, 2004 between the Company and Michele Taverna
10.43	Consulting Agreement dated February 1, 2005 between the Company and Dominique Bigle
(21)	Subsidiaries of the small business issuer
Online FilmandTVSales.com, Inc.
InternetStudios UK Limited
InternetStudios Entertainment Finance
Montecristo Entertainment LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003 were $23,700 and $15,000.

Audit Related Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton Labonte relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were $nil and $nil.

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte for other non-audit professional services, other than those services listed above, totalled $nil and $nil.

We do not use Dale Matheson Carr-Hilton Labonte for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton Labonte to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton Labonte is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNETSTUDIOS.COM, INC.

By: /s/ Robert MacLean

Robert MacLean

CEO, President, Secretary, Treasurer & Director

(Principal Executive Officer,

Principal Financial Officer and Principal Accounting Officer)

Date: May 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert MacLean Robert MacLean	CEO, President, Secretary, Treasurer & Director	May 19, 2005