Form 10QSB
period 2005-03-31
INTERNETSTUDIOS COM INC
filed 2005-06-21
CIK 1094365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-27387

INTERNETSTUDIOS.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	134009696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

322 East 50th Street, New York, NY 10022
(Address of principal executive offices)

(212) 489-0645
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  14,581,967 common shares issued and outstanding as of May 31, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

`

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$912	$5,870
Accounts receivable	8,478	3,478
Prepaid Expenses and deposits	5,000	5,000
	14,390	14,348

DEFERRED FINANCE FEE (Note 8)	-	20,000
DEPOSIT ON ACQUISITION (Note 4)	840,000	840,000

	$854,390	$874,348

Schedule “A”LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$784,847	$717,838
Advances due to related party (Note 6)	108,426	26,170
Loans payable (Note 5)	374,585	539,786

	1,267,858	1,283,796

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (Note 7)
Common stock, $.0001 par value, 100,000,000 shares authorized
14,109,209 shares issued and outstanding (2004 – 12,529,205)	2,962	2,814
Additional paid in capital	67,926,443	67,556,591
Warrants	10,000	10,000
Obligation to issue shares	447,293	547,293
Deficit accumulated during the development stage	(68,800,166)	(68,526,146)

	(413,468)	(409,448)

	$854,390	$874,348

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	April 14, 1998 (inception) to March 31, 2005

REVENUE	$5,000	$-	$225,291

OPERATING EXPENSES
General and administrative	207,106	70,937	29,011,701
Sales and marketing	17,677	-	3,147,134
Interest Expense and finance fees	54,237	176,353	640,419
Amortization of goodwill	-	-	12,737,424
Amortization of website development costs	-	-	2,779,668
Website development costs	-	-	6,327,907

	279,020	70,937	54,644,253

Loss from operations	(274,020)	(70,937)	(54,418,962)

Other income (expenses), net
Minority interest in loss of subsidiary	-	-	506,250
Loss on impairment of loans receivable	-	-	(309,832)
Loss on disposal of furniture and equipment	-	-	(544,523)
Loss on impairment of goodwill	-	-	(15,462,534)
Loss on settlement of lawsuits	-	-	(80,000)
Gain on settlement of debts	-	-	269,330
Gain on write off of disputed accounts payable	-	-	1,240,105

NET LOSS FOR THE PERIOD	$(274,020)	$(247,290)	$(68,800,166)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,213,872	11,455,798

The accompanying notes are an integral part of these interim consolidated financial statements.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	April 14, 1998 (inception) to March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	$(274,020)	$(247,290)	$(68,800,166)
Net loss for the period
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash expenses:
Amortization and depreciation	-	-	15,933,085
Bad debts	-	-	46,087
Loss on disposal of furniture and equipment	-	-	544,523
Loss on impairment of goodwill	-	-	15,462,534
Loss on impairment of loans	-	-	309,832
Stock based compensation, finance and other expense	45,000	174,562	13,619,300
Minority interest in loss of subsidiary	-	-	(506,250)
Stock based website development expense	-	-	3,185,882
Gain on settlement of debt	-	-	(269,330)
Gain on write-off of accounts payable	-	-	(1,240,105)
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	-	(54,565)
Taxes recoverable	-	-	17,963
Prepaid expenses and deferred fees	-	-	(142,685)
Accounts payable and accrued expenses	67,009	(14,027)	2,316,840

CASH USED IN OPERATING ACTIVITIES	(167,011)	(86,755)	(19,577,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(2,218,566)
Acquisition of ReporterTV.com, net of cash acquired	-	-	(1,532,192)
Incorporation costs	-	-	(1,000)
Deposit on acquisition	-	(10,000)	(807,500)
Notes receivable	-	-	667,500
Acquisition of itsTV.com	-	-	(232,274)
Cash acquired on acquisition of Online Films, LLC	-	-	363,759

CASH USED IN INVESTING ACTIVITIES	-	(10,000)	(3,760,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank (repayment) overdraft	-	(3,245)	-
Loans receivable	-	-	(1,201,609)
Loans payable	4,797	-	1,566,329
Advances due to related parties	82,256	-	108,426
Convertible loan payable	-	-	199,159
Net proceeds on sale of common stock	75,000	100,000	22,665,935

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	162,053	96,755	23,338,240

DECREASE IN CASH AND CASH EQUIVALENTS	(4,958)	-	912

CASH, BEGINNING OF PERIOD	5,870	-	-

CASH, END OF PERIOD	$912	$-	$912

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

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

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a working capital deficiency of $1,253,468 at March 31, 2005(2004- $1,269,448) and has incurred losses since inception of $68,800,166, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company has determined that the acquisition of 100% of the membership interests of RKO Pictures LLC ("RKO") is not feasible at this time but continues to negotiate with RKO in order to come to an agreement whereby the Company could utilize the RKO brand name in the distribution of home video products

During 2004 the Company completed an agreement to acquire the Trocadero film library. Management is currently seeking funding sources to implement the Company's plan for production and distribution of DVDs (digital video discs) to be derived from the Trocadero library. The Company has engaged investment advisors to assist in securing this financing (refer to Note 7). Montecristo Entertainment LLC was formed in December 2004 and is responsible for the sales, marketing and distribution of the Trocadero Library content, and well as the sales, marketing and distribution other acquired film content through outside sources.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2004. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December  31, 2005.

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

Principles of consolidation

The financial statements include the accounts of the Company, its subsidiary, Montecristo Entertainment, LLC, formerly International Media Acquisition Group LLC (“IMAG”). All intercompany accounts and balances have been eliminated in consolidation.

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

Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, notes and accounts receivable, notes and accounts payable and accrued liabilities, advances due to related parties, and loans payable, approximate carrying value due to the immediate or short-term maturity of these financial instruments.

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

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Recent accounting pronouncements

In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company’s financial condition or results of operations.

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

NOTE 3 – RKO PICTURES, LLC

By Agreement dated May 8, 2003, as amended on June 6, 2003, IMAG entered into a Letter of Intent to acquire 100% of the membership interests of RKO Pictures, LLC (RKO). Pursuant to the terms of the RKO Letter of Intent, the Company has agreed to acquire 100% of the membership interests of RKO Pictures, LLC in consideration for $5.5 million in cash. In addition to the purchase price, the Company is required to have a working capital reserve of $4.5 million. A warrant was also to be issued to the members of RKO Pictures, LLC entitling them to acquire up to five (5%) percent of the Company's fully diluted share capital post-acquisition. The completion of this acquisition is subject to ongoing due diligence, completion of the required financing and the execution of a definitive purchase agreement. As of December 31, 2003, the Company had paid a deposit of $687,500 to RKO Pictures, LLC.

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

- Promissory Note dated May 14, 2003 in the amount of $125,000, repayable by May 14, 2004;

- Promissory Note dated June 16, 2003 in the amount of $250,000, repayable by June 16, 2004;

- Promissory Note dated July 7, 2003 in the amount of $250,000, repayable by July 7, 2004;

- Promissory Note dated August 7, 2003 in the amount of $62,500, repayable by August 7, 2004.

Closing of the RKO acquisition was scheduled for September 2, 2003 and final documentation was executed between the Company, IMAG and RKO in anticipation of such closing. However, the Letter of Intent expired according to its terms because the financing for this transaction did not close.

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

NOTE 3 – RKO PICTURES, LLC (continued)

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

As of March 31, 2005, RKO is no longer indebted to the Company and negotiations to acquire RKO under the terms of the RKO Letter of Intent have ceased. However, as a term of the Mutual Release Agreement, the parties have agreed to continue to negotiate a licensing arrangement whereby the Company would create and distribute its DVD (digital video disc) products under the RKO brand name.

NOTE 4 – ACQUISITION OF TROCADERO LIBRARY

On February 13, 2003, as amended on July 30, 2003, January 19, 2004, and April 27, 2004, the Company entered into a Letter of Intent with Dominique Bigle ("Bigle") to acquire Bigle's library of over 1,500 motion pictures (the "Trocadero Library"). In consideration for acquiring the Trocadero Library, the Company agreed to issue to Bigle one million (1,000,000) shares of its common stock and to pay $140,000 to Bigle. As of December 31, 2004, the Company had paid a deposit of $140,000 to Bigle and issued the 1,000,000 shares which were valued at $700,000.

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

The Company has paid for full consideration of the library which has been acknowledged by the seller. Although there has not been a formal closing and transfer of the library materials, the company will take delivery of masters on an “as needed” basis in conjunction with orders for specific film titles.

NOTE 5 – LOANS PAYABLE

Convertible Loan

On July 14, 2003, the Company received $300,000 by way of a convertible loan bearing interest at 12% per annum, compounded monthly, due the earlier of July 14, 2004, or seven days after the close of a proposed financing. The loan was convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion and was secured by the July 7, 2003 RKO promissory note in the amount of $250,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 300,000 common shares was paid on this transaction. The shares had a fair market value of $300,000 and this amount was recorded as a deferred finance fee and has been amortized over the life of the loan. By an agreement dated July 19, 2004, the lender agreed to accept repayment of $250,000 (paid) of the principal of the loan, and to extend the repayment of the $50,000 balance and any accrued interest to December 31, 2004. As of March 31, 2005 the balance owing was $86,000 plus $6,225 in interest. On April 28, 2005 a “Notice of Conversion” was issued for 472,758 shares as payment for the principal and interest owing on this debt.

Convertible Loan

On July 7, 2003 the Company received $150,000 by way of a convertible loan bearing interest at 10% per annum, compounded monthly, due June 25, 2004. The note was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. In January 2004 this note was amended to be convertible into common stock at a price of $0.50 per share. The Company had the right to repay all of the principal and accrued interest outstanding under this Note at any time before June 25, 2004 at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of repayment. As of March 31, 2005, the balance owing was $150,000 plus $27,743 in accrued interest..

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

NOTE 5 – LOANS PAYABLE (continued)

Convertible Loan

On June 20, 2003 the Company received $250,000 by way of a convertible loan bearing interest at 12% per annum, compounded monthly, due the earlier of June 20, 2004 or seven days after the close of a proposed financing. The loan was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion and was secured by the promissory notes issued by RKO dated May 14, 2003 and June 16, 2003 in the aggregate amount of $375,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 350,000 common shares was recorded payable on this transaction. The shares had a fair market value of $297,500 and this amount was recorded as a deferred finance fee and has been amortized over the life of the loan. The Company issued 175,000 shares and has an obligation to issue an additional 175,000 common shares. This loan was repaid on July 5, 2004 and the security on the promissory notes was released.

Convertible Loan

On July 28, 2003 the Company received $100,000 by way of a convertible loan bearing interest at 10% per annum, compounded monthly, due July 28, 2004. The loan was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. The Company had the right to prepay all of the principal and accrued interest outstanding under this Note at any time before May 28, 2004 at one-hundred and twenty-five (125%) of the face value, plus accrued interest to the date of pre-payment. As of March 31, 2005, total interest accrued on this loan is $4,617 and both the loan and accrued interest were due and payable. During the quarter ended March 31, 2005 the Company recorded an additional liability to issue 100,000 shares at a deemed fair value of $0.25 as a lender’s bonus of $25,000.

Loan

On March 31, 2003 the Company received a non-interest bearing loan of $100,000 that was unsecured, bore a fee of $10,000 per quarter, and had no specific terms of repayment As of December 31, 2003 this fee was verbally waived . During March, 2005, the Company issued 680,000 common shares at $0.25 per share in settlement of this loan.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period, the Company had transactions with directors and officers as follows: expenses paid on behalf of and advances made to the Company - $65,509; management fees incurred by the Company - $40,800; and payments and reimbursements made by the Company - $35,550 leaving $71,185 owing as at March 31, 2005.

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

During October 2003 the Company agreed to issue 547,086 common shares at a deemed price of $0.50 per share to a lender in settlement of a loan in the amount of $273,543. As of December 31, 2004 these shares had not yet been issued. During March 2005 the Company agreed to issue 1,092,000 common shares at a deemed price of $0.25 per share in settlement of this debt. As of March 31, 2005, these shares have not been issued.

During January 2004, the Company completed a private placement of 200,000 units at a price of $.50 per unit for net proceeds of $100,000 with a lender who had previously loaned the Company $150,000 pursuant to a convertible loan agreement loan dated June 25, 2003 (refer to Note 5). Each unit consists of one common share and one third share purchase warrant. Three share purchase warrants entitle the holder to acquire an additional common share at a price of $1.00 per share for a period of two years. The estimated fair value of the warrants of $13,000 has been recorded as a separate component of stockholders’ equity. As part of this transaction, the Company agreed to amend the convertible loan so that it is now convertible into common stock at $0.50 per share (refer to Note 5).

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

NOTE 7 - CAPITAL STOCK (continued)

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

During December 2004, the Company completed a private placement of 400,000 common shares at a price of $.25 per share for net proceeds of $100,000.

During January 2005, the Company completed a private placement of 300,000 common shares at a price of $.25 per share for net proceeds of $75,000.

During March, 2005, the Company issued 680,000 common shares at $0.25 per share upon conversion of a convertible promissory note dated April 1, 2003 made in the original principal amount of $100,000 and an additional $70,000 in consideration for the delay in repayment of the note (refer to Note 5).

During May 2005, the Company issued 472,758 common shares at $0.1961 per share upon conversion of a convertible promissory note dated July 19, 2004 made in the original principal amount of $86,000 plus accrued interest of $6,708.

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

The following table summarizes information about stock option transactions :

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
December 31, 2003	13,300	$100.00	0.92 years
Granted	1,500,000	$0.50
Exercised	-	-
Expired	13,300	$100.00
December 31, 2004	1,500,000	$0.50	6.52 years
Granted	-	-
Exercised	-	-
Expired	-	-
March 31, 2005	1,500,000	$0.50	6.27 years

During the period ended September 30, 2004 the Company granted 1,500,000 non-qualified options to consultants under the Company’s Stock Option Plan allowing for the acquisition of a total of 1,500,000 shares of the Company’s common stock at a price of $0.50. The fair value of these options will be recorded as consulting fees of $300,000 upon vesting of the options. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of seven years, a risk-free interest rate of 3% and an expected volatility of 98%. The options vest over a 30 month period. As of December 31, 2004, $150,000 of the expense has been recorded and the remaining $150,000 will be recorded upon vesting of the remaining options. During the quarter ended March 31, 2005 no options vested and accordingly no stock based compensation expense was recognized.

Warrants

As at March 31, 2005 the Company has 200,000 share purchase warrants outstanding; providing the right to acquire 200,000 common shares at a price of $1.00 per share to February 19, 2006. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity.

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

NOTE 8 – FINANCING AGREEMENT

During June, 2004 the Company entered into an agreement with WestLB Securities Inc. whereby WestLB has been engaged to act as agent for the Company and in connection with obtaining a private placement. In consideration, WestLB was paid a fee of $20,000. During the quarter ended March 31, 2005 this fee was expensed as the anticipated private placement did not occur.

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash paid during period for:
Interest on debt instruments	$4,438	$-
Income taxes	-	-

NOTE 11 – CONTINGENCIES

Other than set out below, the Company knows of no material, active or pending legal proceedings, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On September 9, 2003 Oxford & Associates, A Division of Oxford Global Resources, Inc. filed a Writ of Summons and Statement of Claim in British Columbia Supreme Court under action number S034865. Oxford's claim against the Company is for debt arising for the failure to pay for software development services. Oxford claims US$107,121, plus court ordered interest. Although no assurance can be given as to the outcome of this lawsuit, we believe that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations. The Company filed a Statement of Defence on October 16, 2003 and intends to defend this lawsuit.

On September 29, 2003 a former employee filed a cross-complaint in case number SC 077372 in the Superior Court of the State of California, County of Los Angeles alleging that the Company, the Company’s Chief Executive Officer and former Chief Executive Officer, are all jointly and severally liable to pay approximately $115,616, plus interest, on account of certain credit card debt charged to the former employee’s account. The original action was initiated against the former employee by American Express Travel Related Services Company, Inc. (“American Express”). On March 6, 2004, American Express obtained a judgment against the former employee in the amount of $110,774. The parties agreed that the cross-defendants (The Company and current and former Chief Executive Officers) could satisfy this debt by payment of $45,000. On April 23, 2004, the former employee obtained a default judgment against the Company and the current and former Chief Executive Officers for indemnity in the amount of $115,616. This default judgment was set aside as to both the current and former Chief Executive Officers, but not as to the Company, which was not represented in the action. The Company is advised that American Express, a former employee and both the current and former Chief Executive Officers are in the process of negotiating a settlement between the parties. The Company accrued a loss in 2003 of $45,000 and accrued an additional loss provision in 2004 of $70,616 relating to this legal action.

On May 28, 2004, a Senior Convertible Note that we issued to Alan Kapilow in the amount of $100,000 matured. This Note carries interest at ten percent per annum. Mr. Kapilow has demanded payment of all principal and accrued interest and he has advised the Company that if he does not receive payment, he will refer collection to his attorneys. The Company is in negotiations to settle this debt . It is intended that shares will be delivered to Mr. Kapilow as part and parcel of a mutually acceptable payment schedule.

INTERNETSTUDIO.COM, INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 (Unaudited)

NOTE 11 - CONTINGENCIES (continued)

Although no assurance can be given as to the outcome of any potential lawsuit, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations and it intends to vigorously defend against any action.

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

As used in this quarterly report, the terms "we", "us", "our", and "InternetStudios.com" mean InternetStudios.com, Inc. and our wholly owned subsidiary Montecristo Entertainment LLC, unless otherwise indicated.

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

On December 30, 2004 we signed a letter of intent with Michelle Taverna pursuant to which we agreed to appoint Mr. Taverna as president of Montecristo Entertainment LLC and a European company to be formed, and agreed to make him a director of our company, Montecristo Entertainment LLC and the European company to be formed. Mr. Taverna agreed to be responsible for all sales, marketing and distribution efforts of Montecristo Entertainment LLC and the European company. We agreed to pay to Mr. Taverna a salary in an amount to be determined (but in no event less than the salary we pay to our President and Chief Executive Officer), and a signing bonus of 500,000 shares of our common stock. We also agreed to issue to Mr. Taverna share purchase options entitling him to purchase an additional 1,500,000 common shares of our company at an exercise price of $0.25. This letter of intent was subject to the negotiation and execution of a formal agreement; as at the date of filing of this quarterly report on form 10-QSB, we have not yet negotiated or executed such a formal agreement. On March 2, 2005, we issued 500,000 shares of our common stock to Mr. Taverna as contemplated by the letter of intent.

On October 4, 2004, we executed a letter of intent with Airwaves Digital Group Ltd. and Mr. Alex Downie regarding the purchase of Airwaves Sound Design Ltd., a British Columbia corporation and the wholly-owned subsidiary of Airwaves Digital Group Ltd. The letter of intent contemplates that we will issue 1,000,000 shares of our common stock to Airwaves Digital Group together with 1,000,000 non-transferable share purchase warrants, each of which would, when and if issued, entitle the holder to acquire an additional share of our common stock at an exercise price equal to the price per share to be paid in our next financing. This letter agreement is subject to conditions, including a condition that the parties negotiate the terms of a formal purchase agreement. Although we began the negotiation of a formal agreement in October of 2004, we have since suspended the negotiation. We continue to explore the synergies between our company and Airwaves Sound Design Ltd. in an effort to determine whether alternative relationships between both companies might better suit our respective requirements at this time.

Mr. Alex Downie is the president of Airwaves Sound Design Ltd. and a principal of Airwaves Digital Group, Ltd. Airwaves Sound Design Ltd. owns a sound and film editing studio used for the completion of film, television, advertising, animation and new media. We plan to use this studio to re-master, author and mix DVDs, including the classic titles from our Trocadero library. We are working together on an as-needed basis, and Airwaves has extended us the courtesy of a preferred rate for the work we refer to them. Currently, Airwaves Sound Design is assisting us in marketing our film titles and is performing a quality control function during our re-mastering of both visual and audio on some of our motion picture products, as well as transferring our products to a digital archive and multi-language dubbing and mixing, which we believe will be a valuable advantage to our company in addressing international DVD formats and menus.

We continue to explore other available business opportunities whereby we can build our library of filmed entertainment assets and add to our DVD (digital video disc) titles.

Results of Operations for the three months ended March 31, 2005 and March 31, 2004

The discussion set forth below relating to results of operations pertains to the comparison of the three months ended March 31, 2005 and 2004.

Revenues

We recognized $5,000 in revenue during the three months ended March 31, 2005, as compared to $nil for the three months ended March 31, 2004. Historically we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Sales and Marketing Expenses

For the three months ended March 31, 2005 we had sales and marketing expenses of $17,677, as compared to $nil for the three months ended March 31, 2004. This increase was due primarily to the cost of our attendance at the Berlin Market and the refining of our sales and marketing strategy.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses for the three months ended March 31, 2005 were $207,106, as compared to $70,937 for the three months ended March 31, 2004. This increase in the amount of our general and administrative expenses is primarily a result of the completion of our acquisition of the Trocadero library, the retention of Michelle Taverna and Dominique Bigle, and the resulting refocus of our sales and marketing strategy our business plan.

Net Loss

Our net loss was $274,020 for the three months ended March 31, 2005, and $247,290 for the three months ended March 31, 2004. The primary reason for the increase in our net loss is due to the increase in our general and administrative expenses. Our management believes that we will continue to experience losses from operations during the balance of the year ending December 31, 2005.

Summary

Presently, we have no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and our acquiring additional filmed entertainment assets. There are, however, no assurances we will be able to generate funds required for these transaction. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead to our auditors to question our ability to continue as a going concern.

Liquidity and Capital Resources

From inception, we have financed our operations entirely from private placements of equity and loans. As at March 31, 2005, we had cash of $912 compared to cash of $5,870 at December 31, 2004. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date. Net cash used in operating activities was ($167,000) for the three months ended March 31, 2005 as compared to $86,755 for the three months ended March 31, 2004. During the three months ended March 31, 2005 we used cash primarily to pay expenses related to the Trocadero transaction and to establish our presence at marketing events, beginning with the Berlin Film market event.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this quarterly report, we have utilized substantially all of our available funding and at March 31, 2005 we had a working capital deficiency of $1,252,928 and we have incurred losses since inception of $68,800,166. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

During the last fiscal year our management reduced our operating requirements in an effort to assure our ability to continue our operations while we acquired the Trocadero library, negotiated with Mr. Taverna and Mr. Bigle and refined our business plan and its implementation. These steps included reductions in our staffing, marketing and consulting expenses. We are now in the process of securing additional capital through debt/equity transactions in order to implement our current business plan and continue our operations.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. We have engaged investment bankers to act as placement agent for any debt and equity offerings. It is management's intention to continue to continue to modify our company's business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company's ability to continue as a going concern as described in Note 1 to our financial statements. The future operations of our company will depend upon our ability to obtain adequate financing and continuing support from creditors. To the extent that we cannot timely achieve our financing and acquisition plans and generate revenues in amounts sufficient to support our operations on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

There can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Future Cash Requirements

We are currently conducting discussions with financiers and, after the Cannes Film Festival, we anticipate that our subsidiary Montecristo Entertainment LLC will begin generating significant revenues. At and after the Cannes marketing event, we will refine our business model and approach the financial markets with the intention of issuing shares to institutional investors in order to assist us in marketing our products and services in similar film market events during the balance of the year and to finance the production of DVD (digital video disc)'s for distribution and to expand our planned DVD (digital video disc) sales and marketing program.

We expect that the implementation of our new business strategy will lead to the generation of revenues in fiscal 2005.

Plan of Operations

Our primary objective over the twelve months ending March 31, 2006 will be to build a niche distribution platform to maximize revenues from filmed entertainment content in all formats through the building of a brand, the re-labelling of classic content from our Trocadero library titles and strict asset management. We intend to focus on creating efficiencies through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

Additionally, we intend to assemble a major library of filmed content by expanding the number of copyrights and distribution rights that we own, represent or broker, which will generate growth and annuity income.

Sales and Marketing

We intend to capitalize on the demand for DVD’s (digital video discs) by providing mainstream entertainment with commercial appeal in a low-risk, cost-efficient manner. We plan to exploit any films that we acquire in DVD

(digital video disc) format from featuring special features and to acquire high quality assets that will be exploitable from a video and ancillary media perspective.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

To March 31, 2005, we have incurred regular operating losses and we have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully acquire additional filmed entertainment assets, to utilize our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain a brand name for our products and to attract new and maintain old users of our services.

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

We have a limited operating history

Although we have been in business for many years, we are still an early stage company and have not earned any significant revenues, which makes it difficult to evaluate whether we will operate profitably. Investors must consider the risks and difficulties frequently encountered by early stage companies. Such risks include:

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

We may need significant additional funds, which we may not be able to obtain

If we raise the financing necessary to implement our DVD production and our sales, distribution and marketing plan, in the amount of approximately $1,500,000, we believe that we will be able to meet our anticipated cash needs for working capital, capital expenditures and normal business expansion for the next 24 months. If we do not manage to raise the full amount necessary, or if our business model should prove to be based on assumptions that prove to have been incorrect, our financial resources may not be sufficient to satisfy our capital requirements for this period. If this occurs, we will probably need to raise additional funds in order to achieve the goals we set for ourselves in our business plan. If our financial resources are insufficient we will require additional financing in order to execute our plans for expansion. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms, when required, or that additional financing will be available to us at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, promote our brand as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance services or respond to competitive pressures.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

On May 20, 2005, we issued 472,758 common shares in the capital of our company to one investor upon the conversion of all amounts due pursuant to a senior convertible promissory note dated July 15, 2004 made in the original principal amount of $86,000. The shares were issued to an accredited investor relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

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

Christopher Lanning
Livingston Investments LLC

(incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2005)

10.42	Letter Agreement dated December 30, 2004 between the Company and Michele Taverna (incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2005)
10.43	Consulting Agreement dated February 1, 2005 between the Company and Dominique Bigle (incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2005)
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

Date: June 21, 2005