Form 10QSB
period 2005-06-30
INTERNETSTUDIOS COM INC
filed 2005-09-22
CIK 1094365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

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
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,581,967 common shares issued and outstanding as of September 16, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current
Cash and cash equivalents	$-	$5,870
Accounts receivable	3,478	3,478
Prepaid expenses	5,000	5,000
Total current assets	8,478	14,348
Deferred finance fee (Note 8)	-	20,000
Deposit on acquisition (Note 4)	840,000	840,000
	$848,478	$874,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
checks issued in excess of funds on deposit	$2,819	$-
Accounts payable and accrued liabilities (Note 6)	927,721	717,840
Advances due to related party (Note 6)	118,143	26,170
Loans payable (Note 5)	290,383	539,786
Total current liabilities	1,339,066	1,283,796
Going concern contingency (Note 1)
Stockholders’ deficiency
Common stock, $0.0001 par value, 100,000,000 shares authorized, (Note 7)	3,009	2,814
14,581,963 (December 31, 2004 – 12,529,205) issued and outstanding
Additional paid-in capital	68,119,104	67,556,591
Warrants	10,000	10,000
Obligation to issue shares	447,293	547,293
Deficit accumulated during the development stage	(69,069,994)	(68,526,146)
Total capital deficiency	(490,588)	(409,448)
Total liabilities and capital deficiency	$848,478	$874,348
The accompanying notes are an integral part of these interim consolidated financial statements.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

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

June 30, 2005 (Unaudited)

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

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a working capital deficiency of $1,330,588 at June 30, 2005 (December 31, 2004 - $1,269,448) and has incurred losses since inception of $69,069,994, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2004. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December  31, 2005.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation

Principles of consolidation

The financial statements include the accounts of the Company and its three 100% owned subsidiaries: Montecristo Entertainment, LLC, formerly International Media Acquisition Group LLC (“IMAG”); Online FilmandTVSales.com, Inc. (inactive); and InternetStudios UK Limited (inactive). All intercompany accounts and balances have been eliminated in consolidation.

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

Revenue recognition

Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company’s revenue cycle is generally one to six months. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

The Company has a valid distribution agreement in place
The motion picture is complete and in accordance with the terms of the distribution agreement
The motion picture has been delivered
The distribution period has begun
The revenue is fixed or determinable and collection is reasonably assured

Revenue from all other sources is recognized when the amount is fixed or determinable, delivery has occurred or initial services have been performed, and collection is reasonably assured.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

June 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

June 30, 2005 (Unaudited)

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

As of June 30, 2005, RKO is no longer indebted to the Company and negotiations to acquire RKO under the terms of the RKO Letter of Intent have ceased. As a term of the Mutual Release Agreement, the parties have agreed to continue to negotiate a licensing arrangement whereby the Company would create and distribute its DVD (digital video disc) products under the RKO brand name: however, the negotiations have ceased.

NOTE 4 – DEPOSIT ON ACQUISITION

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

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

NOTE 4 – DEPOSIT ON ACQUISITION (continued)

On April 27, 2004, the Company entered into an Amending Agreement whereby the Company agreed that it would register for resale by June 27, 2004 the shares issued to Bigle and that Bigle would provide services under an interim Consulting Agreement. Pursuant to the Consulting Agreement, the Company agreed to pay Bigle $150,000 for a 12 month term ending December 2005 in consideration of Bigle assisting with the acquisition of RKO Pictures. The Company terminated the Consutling Agreement in March 2005.

The Company has paid for full consideration of the library which has been acknowledged by the seller. Although there has not been a formal closing and transfer of the library materials, the company will take delivery of masters on an “as needed” basis in conjunction with orders for specific film titles. In August 2005, Bigle asserted the acquisition was not completed and was terminated and returned our share certificate number 337, representing the 1,000,000 common shares that we issued to him in February, 2004, receipt of which he had acknowledged when he signed the amending agreement of April 27, 2004. The Company believes that Bigle’s position is inconsistent with the clear language of the agreements pursuant to which we acquired the Trocadero library from him. We have informed Mr. Bigle that we believe that his assertions are without merit and that we will initiate appropriate legal action against him if he persists in disputing our ownership of the Trocadero library.

NOTE 5 – LOANS PAYABLE

Convertible Loan

On July 14, 2003, the Company received $300,000 by way of a convertible loan bearing interest at 12% per annum, compounded monthly, due the earlier of July 14, 2004, or seven days after the close of a proposed financing. The loan was convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion and was secured by the July 7, 2003 RKO promissory note in the amount of $250,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 300,000 common shares was paid on this transaction. The shares had a fair market value of $300,000 and this amount was recorded as a deferred finance fee and has been amortized over the life of the loan. By an agreement dated July 19, 2004, the lender agreed to accept repayment of $250,000 (paid) of the principal of the loan, and to extend the repayment of the $50,000 balance and any accrued interest to December 31, 2004. As of April 28, 2005 the balance owing was $86,000 plus $6,708 in interest.

On April 28, 2005 a “Notice of Conversion” was issued for 472,758 shares of common stock as payment for the principal and interest owing on this debt. (Note7).

Convertible Loan

On July 7, 2003 the Company received $150,000 by way of a convertible loan bearing interest at 10% per annum, compounded monthly, due June 25, 2004. The note was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. In January 2004 this note was amended to be convertible into common stock at a price of $0.50 per share. The Company had the right to repay all of the principal and accrued interest outstanding under this Note at any time before June 25, 2004 at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of repayment. As of June 30, 2005, the balance owing was $150,000 plus $33,129 in accrued interest.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

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

Convertible Loan

On July 28, 2003 the Company received $100,000 by way of a convertible loan bearing interest at 10% per annum, compounded monthly, due July 28, 2004. The loan was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. The Company had the right to prepay all of the principal and accrued interest outstanding under this Note at any time before May 28, 2004 at one-hundred and twenty-five (125%) of the face value, plus accrued interest to the date of pre-payment. As of June 30, 2005, total interest accrued on this loan is $7,254 and both the loan and accrued interest were due and payable. During the quarter ended March 31, 2005 the Company recorded an additional liability to issue 100,000 shares at a deemed fair value of $0.25 as a lender’s bonus of $25,000.

Loan

On March 31, 2003 the Company received a non-interest bearing loan of $100,000 that was unsecured, bore a fee of $10,000 per quarter, and had no specific terms of repayment. During March, 2005, the Company issued 680,000 common shares at $0.25 per share in settlement of this loan.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period, the Company’s sole director and chief executive officer advanced $91,973 to the Company leaving $118,143 owing as at June 30, 2005. This amount is non-interest bearing with no specified repayment terms.

During the period the Company accrued management fees of $81,600 for the services of its acting president. Included in accounts payable and accrued liabilities at June 30, 2005 is $70,662 for accrued but unpaid management fees due to the acting president.

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

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

NOTE 7 - CAPITAL STOCK (continued)

During October 2003 the Company agreed to issue 547,086 common shares at a price of $0.50 per share to a lender in settlement of a loan in the amount of $273,543. As of June 30, 2005 these shares had not been issued. During March 2005 the Company agreed to issue 1,092,000 common shares at a price of $0.25 per share in settlement of this debt. As of March 31, 2005, these shares have not been issued.

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

During February 2004 the Company issued 1,000,000 common shares at a price of $0.70 per share to Dominique Bigle for payment on acquisition of the Trocadero Library. The Company also issued 20,000 common shares at a price of $0.70 per share to InCap Group, Inc for payment on a contract to provide financing services.

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

During March, 2005, the Company issued 680,000 common shares at $0.25 per share upon conversion of a convertible promissory note dated April 1, 2003 made in the original principal amount of $100,000 and an additional $70,000 in consideration for finance fees ( Note 5).

During March 2005, the Company issued 500,000 common shares at $0.25 per share to the acting president of the Company as a signing bonus. At December 31, 2004, the value of these shares was recorded in the amount of $125,000 as part of obligation to issue shares.

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

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

NOTE 7 - CAPITAL STOCK (continued)

The following table summarizes information about stock option transactions :

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

December 31, 2003	13,300	$100.00	0.92 years
Granted	1,500,000	$0.50
Exercised	-	-
Expired	13,300	$100.00
December 31, 2004	1,500,000	$.50	6.52 years
Granted	-	-
Exercised	-	-
Expired	-	-
June 30, 2005	1,500,000	$.50	6.02 years

During the period ended September 30, 2004 the Company granted 1,500,000 non-qualified options to consultants under the Company’s Stock Option Plan allowing for the acquisition of a total of 1,500,000 shares of the Company’s common stock at a price of $0.50. The fair value of these options will be recorded as consulting fees of $300,000 upon vesting of the options. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of seven years, a risk-free interest rate of 3% and an expected volatility of 98%. The options vest over a 30 month period. As of June 30, 2005, $250,000 of the expense has been recorded and the remaining $50,000 will be recorded upon vesting of the remaining options. During the six months ended June 30, 2005, 500,000 options vested and accordingly stock based compensation expense in the amount of $100,000 was recognized.

Warrants

As at June 30, 2005 the Company has 200,000 share purchase warrants outstanding; providing the right to acquire 200,000 common shares at a price of $1.00 per share to February 19, 2006. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity.

NOTE 8 – FINANCING AGREEMENT

During June, 2004 the Company entered into an agreement with WestLB Securities Inc. whereby WestLB was engaged to act as agent for the Company and in connection with obtaining a private placement. In consideration, WestLB was paid a fee of $20,000. During the quarter ended March 31, 2005 this fee was expensed as the anticipated private placement did not occur.

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

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30 , 2005	Six Months Ended June 30, 2004
Cash paid during period for:
Interest on debt instruments	$4,438	$-
Income taxes	$-	$-

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

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

NOTE 11 – CONTINGENCIES (continued)

On May 28, 2004, a Senior Convertible Note that we issued to Alan Kapilow in the amount of $100,000 matured. This Note carries interest at ten percent per annum. Mr. Kapilow has demanded payment of all principal and accrued interest and he has advised the Company that if he does not receive payment, he will refer collection to his attorneys. The Company is in negotiation to settle this debt . It is intended that shares will be delivered to Mr. Kapilow as part and parcel of a mutually acceptable payment schedule.

On March 23, 2005, we received written demand from attorneys representing the law firm of Kopple & Klinger, LLP in a debt collection action. These attorneys demanded that our company pay to them, on account of a debt allegedly owed by our company to Kopple & Klinger, the sum of $108,207.03 within ten days of the date of their letter or they would pursue legal action. We did not pay this amount and, on August 25, 2005, these attorneys filed an action in the Superior Court of California, County of Los Angeles, styled Kopple & Klinger, LLP vs. Internetstudios.com aka ISMedia.com, Inc. and/or IS Media and/or Internet Studios and Does 1 through 10, inclusive, Case No. BC 333391. In this action, the plaintiff alleges that the defendants, including our company, are indebted to the plaintiff for the sum of $108,207.03, plus interest from September 22, 2003, and for an attorneys fee. They allege that we owe this money pursuant to either an open account arrangement, a breach of an oral contract, or under the legal theory of quantum meruit. Although we have not made any formal response to this complaint, a case management conference was scheduled by the plaintiff for September 13, 2005. We did not attend. At the time of requesting this case management conference, the plaintiff alleged that service has been perfected against all defendants and requested entry of a default judgment against our company. Although we have recently made an informal offer to settle this action out of court, the plaintiff has not yet accepted our offer.

On May 28, 2004, a senior convertible note that we issued to Alan Kapilow in the amount of $100,000 matured. This note carries interest at 10% per annum. Mr. Kapilow has demanded payment of all principal and accrued interest and he has advised us on a number of occasions that if he does not receive payment, he will refer collection to his attorneys. On July 22, 2005, Mr. Kapilow’s attorney filed a lawsuit in the Superior Court for the State of California, County of Los Angeles, styled Alan Kapilow vs. Internet Studios.com Inc., Robert MaLean, an individual, and Does 1 through 25, inclusive, Case No. BC336967, alleging breach of contract and fraud. The plaintiff is requesting damages for our alleged breach of contract in the amount of $100,000 cash, plus interest, plus 25,000 shares of common stock in our company. In addition, the plaintiff is requesting that the court award him both punitive and exemplary damages for our alleged fraud in an amount to be determined by the court and for attorneys fees in an amount to be determined by the court. A copy of the complaint in this action was received by our resident agent in Nevada on August 22, 2005.

Although no assurance can be given as to the outcome of any potential lawsuit, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations and it intends to vigorously defend against any action.

NOTE 12 – SUBSEQUENT EVENTS

Subseqent to June 30, 2005 a director advanced $35,000 to the Company for working capital purposes.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “InternetStudios.com” mean InternetStudios.com, Inc. and our wholly owned subsidiary, Montecristo Entertainment LLC, unless otherwise indicated.

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

We were incorporated in the State of Nevada on April 14, 1998 under the name “The Enterprise, Inc.”. We changed our name to “eHealth.com, Inc.” in anticipation of acquiring a license to software technology for the health industry. We were not successful in acquiring this license. Effective September 21, 1999, we changed our name to “InternetStudios.com, Inc.”.

We currently have three subsidiaries. Only one of these is active - International Media Acquisition Group LLC, a Delaware limited liability company formed on May 12, 2003. On January 14, 2005, International Media Acquisition Group LLC changed its name to “Montecristo Entertainment LLC”. We operate our business through this subsidiary company. Our other two subsidiaries – Online FilmandTVSales.com, Inc., a California company, and InternetStudios UK Limited, a UK limited company - are inactive.

Through Montecristo, we acquire the distribution and marketing rights to independent film products from around the world and we market and distribute these products, including theatrical motion pictures, television programs, home video products, and digitally-delivered entertainment and media. Currently, our catalogue consists of 16 films from Japan, Thailand, India, the Czech Republic, the United Kingdom and the United States, with a focus on “world cinema”.

On January 19, 2004, we entered into a formal asset purchase agreement with Dominique Bigle to acquire the Trocadero library, a motion picture library consisting of over 1,500 motion pictures. As consideration, we agreed to issue to Mr. Bigle 1,000,000 shares of our common stock and to pay to him $250,000. On April 27, 2004, we amended this agreement to reduce the cash consideration from $250,000 to $140,000 and we agreed to hire Mr. Bigle pursuant to a written management agreement. In the April 27, 2004 amendment, Mr. Bigle acknowledged receipt of both the 1,000,000 shares and payment of $140,000 in cash. Effective February 1, 2005, we hired Mr. Bigle through his company, 24/7 Entertainment International Inc., to provide Mr. Bigle’s services to us for an annual consulting fee of $150,000. This consulting agreement contemplated that Mr. Bigle would facilitate the exploitation of the movies included in the Trocadero library, with a focus on marketing and distribution of television and home video products. We terminated this consulting agreement with Mr. Bigle by notice which was acknowledged by Mr. Bigle on April 25, 2005.

We intend for MonteCristo to sell digital video discs (DVDs) of the classic titles from our Trocadero Library as they become available for distribution. We have not yet asked Mr. Bigle to deliver any of the titles included in the Trocadero library, as they are currently in storage under controlled conditions and would begin to deteriorate if delivered out of storage. We intend to have these films delivered to us as and when we need them, on a title by title basis, and to incur shipping and lab charges only as and when we receive a bona fide offer for each film.

We recently received correspondence from Mr. Bigle dated August 17, 2005, stating that the “deal” between our company and Mr. Bigle was not completed and was terminated and that the “overall transaction” never took place. Mr. Bigle enclosed with this correspondence the original of our share certificate number 337, representing the 1,000,000 common shares that we issued to him in February, 2004, receipt of which he had acknowledged when he signed the amending agreement of April 27, 2004 discussed in the immediately preceding paragraph. We believe that Mr. Bigle’s August 17, 2005 correspondence is inconsistent with the clear language of the agreements pursuant to which we acquired the Trocadero library from Mr. Bigle. We have informed Mr. Bigle that we believe that his assertions are without merit and that we will initiate appropriate legal action against him if he persists in disputing our ownership of the Trocadero library.

On December 30, 2004, we signed a letter of intent with Michelle Taverna pursuant to which we agreed to appoint Mr. Taverna as president of Montecristo and a European company to be formed, and agreed to make him a director of our company as well as the European company to be formed. Mr. Taverna agreed to be responsible for all sales, marketing and distribution efforts of Montecristo and the European company. We agreed to pay to Mr. Taverna a salary in an amount to be determined (but in no event less than the salary we pay to our president and chief executive officer), and a signing bonus of 500,000 shares of our common stock. We also agreed to issue to Mr. Taverna share purchase options entitling him to purchase an additional 1,500,000 common shares of our company at an exercise price of $0.25. This letter of intent was subject to the negotiation and execution of a formal agreement; as at the date of filing of this quarterly report, we have not yet negotiated or executed such a formal agreement. On March 2, 2005, we issued 500,000 shares of our common stock to Mr. Taverna as contemplated by the letter of intent. Mr. Taverna has recently notified our company that he believes that we have not fully performed all of our obligations under the letter of intent, though he has not specified these obligations, and he has notified us that he has reserved a right to seek enforcement of those provisions. We believe that we have performed, and that we continue to perform, all of our material obligations under this letter of intent. We intend to pursue an informal discussion of the matter with Mr. Taverna over the next few months but in the interim we believe that all parties to this letter of intent continue to perform their obligations.

On October 4, 2004, we executed a letter of intent with Airwaves Digital Group Ltd. and Mr. Alex Downie regarding the purchase of Airwaves Sound Design Ltd., a British Columbia corporation and the wholly-owned subsidiary of Airwaves Digital Group Ltd. The letter of intent contemplated that we would issue 1,000,000 shares of our common stock to Airwaves Digital Group together with 1,000,000 non-transferable share purchase warrants, each of which would, when and if issued, entitle the holder to acquire an additional share of our common stock at an exercise price equal to the price per share to be paid in our next financing. This letter agreement was subject to conditions, including a condition that the parties negotiate the terms of a formal purchase agreement. Although we began the negotiation of a formal agreement in October of 2004, we have since suspended that negotiation. We continue to explore the synergies between our company and Airwaves Sound Design Ltd. in an effort to determine whether alternative relationships between both companies might better suit our respective requirements at this time.

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

We continue to explore other available business opportunities whereby we can build our library of filmed entertainment assets and add to our DVD titles.

Results of Operations for the Six months Ended June 30, 2005 and June 30, 2004

The discussion set forth below relating to results of operations pertains to the comparison of the six months ended June 30, 2005 and 2004.

Revenues

We recognized $5,000 in revenue during the six months ended June 30, 2005, as compared to $nil for the six months ended June 30, 2004. Historically, we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Cost of Revenues

We have currently not recognized significant revenues to date, and therefore have not allocated any significant amounts to cost of revenues. Once our revenues increase, costs of revenues will primarily consist of costs associated with marketing, customer service activities and allocation of overhead.

Sales and Marketing Expenses

For the six months ended June 30, 2005 we had sales and marketing expenses of $60,402, as compared to $nil for the six months ended June 30, 2004. This increase was due primarily to the cost of our attendance at the Berlin Film Market and the Cannes Film Market and the refining of our sales and marketing strategy.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses for the six months ended June 30, 2005 were $425,703, as compared to $115,794 for the six months ended June 30, 2004. This increase in the amount of our general and administrative expenses is primarily a result of the completion of our acquisition of the Trocadero library, the retention of Michelle Taverna and Dominique Bigle, and the resulting refocus of our sales and marketing strategy and our business plan.

Net Loss

Our net loss was $543,848 for the six months ended June 30, 2005, and $486,709 for the six months ended June 30, 2004. The primary reason for the increase in our net loss is due to the increase in our general and administrative expenses. Our management believes that we will continue to experience losses from operations during the balance of the year ending December 31, 2006.

Summary

Presently, we have no significant sources of revenue. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, and our acquiring additional filmed entertainment assets. There are, however, no assurances we will be able to generate funds required for these transactions. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead to our auditors to question our ability to continue as a going concern.

Liquidity and Capital Resources

From inception, we have financed our operations entirely from private placements of equity and loans. As at June 30, 2005, we had a cash deficiency of $2,819 compared to cash of $5,870 at December 31, 2005. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date. Net cash used in operating activities was ($188,967) for the six months ended June 30, 2005 as compared to $151,612 for the six months ended June 30, 2004. During the six months ended June 30, 2005 we used cash primarily to pay expenses related to the Trocadero transaction and to establish our presence at marketing events, beginning with the Berlin Film market event.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this quarterly report, we have utilized substantially all of our available funding and at June 30, 2005, we had a working capital deficiency of $1,330,588 and we have incurred losses since inception of $69,069,994. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

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

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a self sustaining business model. Management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. It is management’s intention to continue to modify our company’s business plan to focus on more traditional film and television marketing. These factors raise substantial doubt about our company’s ability to continue as a going concern as described in Note 1 to our financial statements. The future operations of our company will depend upon our ability to obtain adequate financing and continuing support from creditors. To the extent that we cannot timely achieve our financing and acquisition plans and generate revenues in amounts sufficient to support our operations on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

There can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Future Cash Requirements

During the next twelve months we intend to continue to produce and distribute DVDs and to expand our planned DVD sales and marketing program. We plan to expand our ability by hiring approximately six employees to work in sales, marketing and distribution. Over the next 12 months, we believe that our sales, marketing and distribution program will require approximately $750,000, including the cost to attend at the various Film Markets. Of this total, we believe that we can fund approximately $350,000 from operating revenue. We propose to fund the balance of approximately $400,000 from private placements of our equity securities.

Plan of Operations

Our primary objective over the twelve months ending June 30, 2006 will be to build a niche distribution platform to maximize revenues from filmed entertainment content in all formats through the building of a brand, the re-labelling of classic content from our Trocadero library titles and strict asset management. We intend to focus on creating efficiencies through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

Additionally, we intend to assemble a major library of filmed content by expanding the number of copyrights and distribution rights that we own, represent or broker, which will generate growth and annuity income.

Sales and Marketing

We intend to capitalize on the demand for DVDs by providing mainstream entertainment with commercial appeal in a low-risk, cost-efficient manner. We plan to exploit any films that we acquire in DVD format from featuring special features and to acquire high quality assets that will be exploitable from a video and ancillary media perspective.

As part of this plan, we intend to distribute or sell directly to mass merchandisers, such as Wal-Mart Stores Inc., Costco Wholesale Corporation, Target Corporation and Best Buy Co. Inc., and others who buy large volumes of DVDs to sell directly to the consumer in international markets.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on our financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on our financial condition and results of operations. See Note 2(i) for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS SPECIFIC TO OUR COMPANY

We are an early stage company and have not earned any significant revenues which makes it difficult to evaluate whether we will operate profitably.

To June 30, 2005, we have incurred regular operating losses and we have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully acquire additional filmed entertainment assets, to utilize our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain a brand name for our products and to attract new and maintain old users of our services.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our website to be profitable. Our management intends to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements. In addition, our management expects cash flow from operations to increase over the next year. These factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the December 31, 2004 audited financial statements. Our future will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues, which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

We have a limited operating history.

Although we have been in business for many years, we are still an early stage company and have not earned any significant revenues, which makes it difficult to evaluate whether we will operate profitably. Investors must consider the risks and difficulties frequently encountered by early stage companies. Such risks include:

- competition;

- whether we can compete successfully with others pursuing the same line of business;

- whether we can anticipate and adapt to a developing market;

- whether we can effectively manage rapidly expanding operations should our operations rapidly expand;

- the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

- whether we can provide acceptable customer service;

- whether we can respond to competitive developments;

- the possibility of unforeseen price competition for our services, or reductions in market prices for DVD sales ; and

- our dependence upon key personnel.

Given our limited operating history, operating losses and other factors set out in this document, there can be no assurance that we will be able to achieve our goals and be profitable. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations will be materially and adversely affected.

We may incur future losses.

We may incur net losses for the foreseeable future. The extent of these losses, if any, will depend, in part, on the amount and rates of growth in our net revenue from DVD sales, filmed entertainment distribution and related activities. As a result of our early stage of development, we believe that period-to-period comparisons of our operating results are not meaningful and that our operating results for any period should not be relied upon as an indication of future performance. To the extent that (a) net revenue does not grow at anticipated rates, (b) increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue or (c) we are unable to adjust operating expense levels accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

Our future operating results are unpredictable.

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

Our annual and quarterly operating results may fluctuate significantly as a result of numerous factors, many of which are outside of our control. These factors include, but are not limited to:

- fluctuating demand for filmed entertainment;

- the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

- whether we can acquire filmed entertainment product in a timely and effective manner;

- whether we can attract new personnel in a timely and effective manner and to retain existing personnel;

- competition;

- costs relating to future acquisitions;

- seasonality;

- general economic conditions and economic conditions specific to the filmed entertainment rights industry, the Internet or all or a portion of the technology market.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not an accurate indication of our future performance. It is likely that our operating results for any period may fail to meet or exceed the expectations of our investors. In that event, the value of our common stock would likely be materially adversely affected.

We may need significant additional funds, which we may not be able to obtain.

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

We depend on our ability to attract key personnel.

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

Our management owns a significant percentage of our company and will be able to exercise control over our company.

Our management holds a significant voting block which can be used to elect directors and/or approve or block significant corporate transactions. Such share ownership may also have the effect of delaying or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, thereby having a material adverse effect on the value of our company’s common stock. In addition, investors may have difficulty obtaining the necessary stockholder vote required for corporate actions contrary to the wishes of the management.

RISKS RELATED TO INDUSTRY

Our markets are competitive.

The sale and distribution of filmed entertainment is a highly competitive business. The entertainment industry is currently comprised of seven major film distributors/studios: Sony Pictures, Paramount, Twentieth Century Fox, Warner Brothers, The Walt Disney Company, MGM/UA and Universal. Today, the major studios are multi-national, multi-media and mass marketing communication complexes with wholly-owned distribution operations throughout the world. In addition to these major seven, there are numerous independent production and distribution companies. Many of our competitors are larger and better capitalized than our company is and have existing distribution channels. In addition, the number of films or television products released in any given period may create an oversupply of product in the market, and that may reduce our share of potential sales and make it more difficult for the films in our library to succeed.

We believe that the principal competitive factors in our market are:

- filmed entertainment rights industry connections;

- brand recognition;

- quality of assets; and

- quality of filmed entertainment product.

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

- cultural barriers; and

- currency risk.

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

Risks associated with brand development.

We believe that establishing and maintaining an accepted brand of filmed entertainment product is critical to attracting buyers to our DVD catalogue and to expanding our commerce relationships. In order to attract and retain purchasers, advertisers and commerce partners, and to promote and maintain our brand in response to competitive pressures, we intend to increase substantially our financial commitment to creating and maintaining distinct brand loyalty among these groups. We expect our efforts to include advertising and marketing and traditional media advertising campaigns directed at the filmed entertainment rights industry. In addition, we may need to expend additional resources to build the brand. If we do not generate a corresponding increase in net revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, prospects, financial condition and results of operations, will be materially and adversely affected.

Risks associated with potential general economic downturn.

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

Our intellectual property may be subject to infringement claims.

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

Since our shares are thinly traded and trading on the Over-the-Counter Bulletin Board (OTCBB) may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

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

Trading of our stock may be restricted by the United States Securities and Exchange Commission’s (“SEC”) penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

On November 15, 2002, The Hollywood Reporter Incorporated filed an action against our company in the Supreme Court of British Columbia. Hollywood’s claim against the Company is for debt arising for the failure to pay for advertising copy published in Hollywood’s periodical. Hollywood claims $8,843.42, plus contractual and court ordered interest. We filed a Statement of Defence on December 20, 2002. There has been no further activity in this lawsuit and we intend to vigorously defend it.

On September 9, 2003, Oxford & Associates, a Division of Oxford Global Resources, Inc. filed a Writ of Summons and Statement of Claim in British Columbia Supreme Court under action number S034865. Oxford’s claim against us is for debt arising for the failure to pay for software development services. Oxford claims $107,121.25, plus court ordered interest. Although no assurance can be given as to the outcome of this lawsuit, we believe that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations. We filed a Statement of Defence on October 16, 2003. There has been no further activity in this lawsuit and we intend to vigorously defend it.

On September 29, 2003, a former employee filed a cross-complaint in case number SC 077372 in the Superior Court of the State of California, County of Los Angeles alleging that our company, our chief executive officer and our former chief executive officer are all jointly and severally liable to pay approximately $115,616, plus interest, on account of certain credit card debt charged to the former employee’s account. The action was initiated against the former employee by American Express Travel Related Services Company, Inc. On March 6, 2004, American Express obtained a judgement against the former employee in the amount of $110,773.94. The parties agreed that the cross-defendants (our company and our current and former chief executive officers) could satisfy this debt by payment of $45,000. On April 23, 2004, the former employee obtained a default judgment against our company and our current and former chief executive officers for indemnity in the amount of $115,616.33. This default judgment was set aside as to both our current and former chief executive officers, but not as to our company, which was not represented in the action. We are advised that American Express Travel Related Services, our former employee and both our current and former chief executive officers are in the process of negotiating a settlement between the parties.

On March 23, 2005, we received written demand from attorneys representing the law firm of Kopple & Klinger, LLP in a debt collection action. These attorneys demanded that our company pay to them, on account of a debt allegedly owed by our company to Kopple & Klinger, the sum of $108,207.03 within ten days of the date of their letter or they would pursue legal action. We did not pay this amount and, on August 25, 2005, these attorneys filed an action in the Superior Court of California, County of Los Angeles, styled Kopple & Klinger, LLP vs. Internetstudios.com aka ISMedia.com, Inc. and/or IS Media and/or Internet Studios and Does 1 through 10, inclusive, Case No. BC 333391. In this action, the plaintiff alleges that the defendants, including our company, are indebted to the plaintiff for the sum of $108,207.03, plus interest from September 22, 2003, and for an attorneys fee. They allege that we owe this money pursuant to either an open account arrangement, a breach of an oral contract, or under the legal theory of quantum meruit. Although we have not made any formal response to this complaint, a case management conference was scheduled by the plaintiff for September 13, 2005. We did not attend. At the time of requesting this case management conference, the plaintiff alleged that service has been perfected against all defendants and requested entry of a default judgment against our company. Although we have recently made an informal offer to settle this action out of court, the plaintiff has not yet accepted our offer.

On May 28, 2004, a senior convertible note that we issued to Alan Kapilow in the amount of $100,000 matured. This note carries interest at 10% per annum. Mr. Kapilow has demanded payment of all principal and accrued interest and he has advised us on a number of occasions that if he does not receive payment, he will refer collection to his attorneys. On July 22, 2005, Mr. Kapilow’s attorney filed a lawsuit in the Superior Court for the State of California, County of Los Angeles, styled Alan Kapilow vs. Internet Studios.com Inc., Robert MaLean, an individual, and Does 1 through 25, inclusive, Case No. BC336967, alleging breach of contract and fraud. The plaintiff is requesting damages for our alleged breach of contract in the amount of $100,000 cash, plus interest, plus 25,000 shares of common stock in our company. In addition, the plaintiff is requesting that the court award him both punitive and exemplary damages for our alleged fraud in an amount to be determined by the court and for attorneys fees in an amount to be determined by the court. A copy of the complaint in this action was received by our resident agent in Nevada on August 22, 2005.

We can give no assurance as to the outcome of any lawsuit, pending, threatened or otherwise.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2005, we issued 472,758 common shares in the capital of our company to one investor upon the conversion of all amounts due pursuant to a senior convertible promissory note dated July 15, 2004 made in the original principal amount of $86,000. These shares of common stock were issued to an accredited investor in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibits Required by Item 601 of Regulation S-B

(3)Articles of Incorporation and By-laws

3.1            Articles of Incorporation (incorporated by reference from our Form 10/A Registration Statement filed February 10, 2000).

3.2	Bylaws (incorporated by reference from our Form 10/A Registration Statement filed February 10, 2000).

3.3            Amended Bylaws (incorporated by reference from our Form 10/A Registration Statement filed February 10, 2000).

3.4            Certificate of Amendment to Articles of Incorporation, dated December 17, 1998 (incorporated by reference from our Form 10/A Registration Statement filed February 10, 2000).

3.5            Certificate of Amendment to Articles of Incorporation, dated September 21, 1999 (incorporated by reference from our Form 10/A Registration Statement filed February 10, 2000).

(10)	Material Contracts

10.1          Letter of Intent dated February 13, 2003 between InternetStudios.com, Inc. and Dominique Bigle (incorporated by reference from our Annual Report on Form 10-K filed on April 1, 2003).

10.2          Addendum to Letter of Intent dated May 16, 2003 between InternetStudios.com, Inc. and Dominique Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 20, 2003).

10.3          Convertible Note dated May 28, 2003 between InternetStudios.com, Inc. and Alan Kapilow (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.4          Convertible Note dated June 25, 2003 between InternetStudios.com, Inc. and Martial Chaillet (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.5          Asset Purchase Agreement dated July 30, 2003 between InternetStudios.com, Inc. and Dominique Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.6          Management Agreement dated July 30, 2003 between InternetStudios.com and Dominique Bigle (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003).

10.7          Form of Promissory Note with RKO Pictures, LLC. in the following amounts: $125,000 (May 14, 2004), $125,000 (June 16, 2004), $125,000 (July 7, 2004) and $62,500 (August 8, 2004) (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2003).

10.8          Loan Agreement dated July 14, 2003 between InternetStudios.com and Proximity Capital, L.P. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2003).

10.9          Senior Convertible Note dated July 14, 2003 between InternetStudios.com, Inc. and Proximity Capital, L.P. (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2003).

10.10        Form of Private Placement Subscription Agreement between Internetstudios.com, Inc and Dominique Bigle (incorporated by reference from our Annual Report Form 10-K filed on April 19, 2004).

10.11        Advisory Fee Payment and Subscription Agreement dated February 10, 2004 between Internetstudios.com, Inc. and InCap Group, Inc. (incorporated by reference from our Annual Report Form 10-K filed on April 19, 2004).

10.12        Advisory Fee Payment and Subscription Agreement dated February 24, 2004 between Internetstudios.com, Inc. and InCap Group, Inc. (incorporated by reference from our Annual Report Form 10-K filed on April 19, 2004).

10.13        Amending Agreement, dated April 27, 2004, between InternetStudios.com, Inc. and Dominique Bigle (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 25, 2004).

10.14        Letter of Intent dated October 4, 2004 between InternetStudios.com, Inc., Airwaves Digital Group Ltd. and Airwave Sound Design Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 29, 2004).

10.15        Form of Private Placement Subscription Agreement with each of Christopher Lanning and Livingston Investments LLC (incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2005).

10.16        Letter Agreement dated December 30, 2004 between InternetStudios.com, Inc. and Michele Taverna (incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2005).

10.17        Consulting Agreement dated February 1, 2005 between InternetStudios.com, Inc. and Dominique Bigle (incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2005).

(21)	Subsidiaries of the small business issuer
Montecristo Entertainment LLC (a Delaware company)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification.
(32)	Section 1350 Certifications

32.1          Section 906 Certification.

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

Date: September 21, 2005