Form 10QSB
period 2005-09-30
INTERNETSTUDIOS COM INC
filed 2005-12-23
CIK 1094365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,581,967 common shares issued and outstanding as of December 19, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check one):

Yes [	]	No ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited interim financial statements of Internetstudios.com Inc. at September 30, 2005 and December 31, 2004, and the statements of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the three and nine months ended September 30, 2005 and 2004, have been prepared by our management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

The accompanying notes are an integral part of these interim consolidated financial statements

4

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

The accompanying notes are an integral part of these interim consolidated financial statements.

5

INTERNETSTUDIOS.COM, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

The Company was incorporated on April 14, 1998 in the State of Nevada as The Enterprise, Inc. Effective December 14, 1998, the Company changed its name to eHealth.com, Inc., and on September 20, 1999 changed its name to InternetStudios.com, Inc. The Company is an emerging entertainment media company. Its business model has evolved to incorporate innovative structures and technology to address the marketing, sales and releasing of filmed entertainment. The current business direction includes the acquisition of existing libraries of motion pictures and television programming which will be marketed and sold internationally. Through a wholly-owned subsidiary, we acquire the distribution and marketing rights to independent film products from around the world and we market and distribute these products, including theatrical motion pictures, television programs, home video products, and digitally-delivered entertainment and media. Currently, our catalogue consists of films from Japan, Thailand, India, the Czech Republic, the United Kingdom and the United States, with a focus on “world cinema”. During the current quarter, management re-evaluated its business plan and made a decision to re-introduce to the filmed entertainment industry an internet portal it had developed in 1999-2002. The technology provides transactional and digital rights management tools to owners of filmed entertainment allowing the filmed entertainment community worldwide to maximize profit opportunities from the licensing of filmed entertainment through traditional distribution channels, together with complementary technology to track such transactions

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a working capital deficiency of $1,568,874 at September 30, 2005 (December 31, 2004 - $1,269,448) and has incurred losses since inception of $70,058,280, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During 2004 the Company completed an agreement to acquire the Trocadero film library. (Note 4) Management is currently seeking funding sources to implement the Company's plan for production and distribution of DVDs (digital video discs) to be derived from the Trocadero library. Our plan is also to seek funds to update the Company’s previously developed technology that will provide transactional and digital rights management tools to owners of filmed entertainment allowing the filmed entertainment community worldwide to maximize profit opportunities from the licensing of filmed entertainment through traditional distribution channels, together with complementary technology to track such transactions. The technology which is still under development is expected to provide solutions for the content owner to optimize and digitally distribute filmed entertainment directly to the consumer through the InternetStudios platform. The updated technology when complete will be used to manage and license the Company’s Trocadero film library as well as filmed entertainment owned by other rights holders. The development of the technology is dependent on the ability of the Company to raise sufficient funds to bring the technology to a commercial version.

Montecristo Entertainment LLC was formed in December 2004 and is responsible for the sales, marketing and distribution of the Trocadero Library content, as well as the sales, marketing and distribution other acquired film content through outside sources

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2004. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Revenue recognition

The Company recognizes revenue in accordance with Statement of Accounting Position 00-2 “Accounting by Producers or Distributors of Films”. Revenue is recognized from a sale or licensing arrangement of a film when:

persuasive evidence of a sale or licensing arrangement with a customer exists;
the film is complete and, in accordance with the terms of the arrangement;
the film has been delivered or is available for immediate and unconditional delivery;
the license period of the arrangement has begun and the customer begins the exploitation, exhibition or sale; and
the arrangement fee is fixed or determinable; and collection of the fee is reasonable assured.

For agency fees earned on the distribution of films, the Company recognizes revenue on a net basis, in accordance with EITF 99-19.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2005 the Company had net operating loss carry forwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

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

As of September 30, 2005, RKO is no longer indebted to the Company and negotiations to acquire RKO under the terms of the RKO Letter of Intent have ceased. As a term of the Mutual Release Agreement, the parties have agreed to continue to negotiate a licensing arrangement whereby the Company would create and distribute its DVD (digital video disc) products under the RKO brand name: however, the negotiations have ceased.

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

On April 27, 2004, the Company entered into an Amending Agreement whereby the Company agreed that it would register for resale by June 27, 2004 the shares issued to Bigle and that Bigle would provide services under an interim Consulting Agreement. Pursuant to the Consulting Agreement, the Company agreed to pay Bigle $150,000 for a 12 month term ending December 2005 in consideration of Bigle assisting with the acquisition of RKO Pictures. The Company terminated the Consulting Agreement in March 2005.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 4 – DEPOSIT ON ACQUISITION (continued)

The Company has paid for full consideration of the library which has been acknowledged by the seller. Although there has not been a formal closing and transfer of the library materials, the Company will take delivery of masters on an “as needed” basis in conjunction with orders for specific film titles. In August 2005, Bigle asserted the acquisition was not completed and was terminated and returned our share certificate number 337, representing the 1,000,000 common shares that we issued to him in February, 2004, receipt of which he had acknowledged when he signed the amending agreement of April 27, 2004. The Company believes that Bigle’s position is inconsistent with the clear language of the agreements pursuant to which we acquired the Trocadero library from him. We have informed Mr. Bigle that we believe that his assertions are without merit and that we will initiate appropriate legal action against him if he persists in disputing our ownership of the Trocadero library. Nonetheless, due to the uncertainty of realization of the carrying value of this investment the Company has recognized an impairment charge of $700,000 during the current quarter, representing the original value of the shares issued in the acquisition.

NOTE 5 – LOANS PAYABLE

Loan

On May 17, 2005, the Company received a loan of $50,000 that was secured by a promissory note; guaranteed by an officer of the Company and bore interest of 10% per annum. As of September 30, 2005, the balance owing was $50,000 plus $1,262 in accrued interest. The note was due and payable with accrued interest on September 30, 2005 thereon. (Note 11(d))

Convertible Loan

On July 14, 2003, the Company received $300,000 by way of a convertible loan bearing interest at 12% per annum, compounded monthly, due the earlier of July 14, 2004, or seven days after the close of a proposed financing. The loan was convertible into common stock at the lesser of $1.00 or a 15% discount to the five day average trading price before the date of conversion and was secured by the July 7, 2003 RKO promissory note in the amount of $250,000 held against the acquisition deposits as described in Note 3. A lender's bonus of 300,000 common shares was paid on this transaction. The shares had a fair market value of $300,000 and this amount was recorded as a deferred finance fee and has been amortized over the life of the loan. By an agreement dated July 19, 2004, the lender agreed to accept repayment of $250,000 (paid) of the principal of the loan, and to extend the repayment of the $50,000 balance and any accrued interest to December 31, 2004. As of April 28, 2005 the balance owing was $86,000 plus $6,708 in interest.

On April 28, 2005 a “Notice of Conversion” was issued for 472,758 shares of common stock as payment for the principal and interest owing on this debt. (Note 7).

Convertible Loan

On July 7, 2003 the Company received $150,000 by way of a convertible loan bearing interest at 10% per annum, compounded monthly, due June 25, 2004. The note was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. In January 2004 this note was amended to be convertible into common stock at a price of $0.50 per share. The Company had the right to repay all of the principal and accrued interest outstanding under this Note at any time before June 25, 2004 at one-hundred and twenty-five (125%) of the face value of this Note, plus accrued interest to the date of repayment. As of September 30, 2005, the balance owing was $150,000 plus $39,802 in accrued interest (Note 11).

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

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 5 – LOANS PAYABLE (continued)

Convertible Loan

On July 28, 2003 the Company received $100,000 by way of a convertible loan bearing interest at 10% per annum, compounded monthly, due July 28, 2004. The loan was convertible into common stock at the lesser of $1.00 per share or a 15% discount to the five day average trading price before the date of conversion. The Company had the right to prepay all of the principal and accrued interest outstanding under this Note at any time before May 28, 2004 at one-hundred and twenty-five (125%) of the face value, plus accrued interest to the date of pre-payment. As of September 30, 2005, the balance owing was $100,000 plus $9,022 in accrued interest (Note 11). During the quarter ended March 31, 2005 the Company recorded an additional liability to issue 100,000 shares at a deemed fair value of $0.25 as a lender’s bonus of $25,000.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period, the Company’s sole director and chief executive officer advanced $41,970 to the Company and had management fees accrued in the amount of $112,550 leaving $180,640 owing as at September 30, 2005. This amount is non-interest bearing with no specified repayment terms.

During the period, the president of a subsidiary of the Company advanced $73,648 to the Company and had management fees accrued in the amount of $122,400 leaving $127,908 owing as at September 30, 2005. This amount is non-interest bearing with no specified repayment terms.

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

During October 2003 the Company agreed to issue 547,086 common shares at a price of $0.50 per share to a lender in settlement of a loan in the amount of $273,543. As of September 30, 2005 these shares had not been issued. During March 2005 the Company agreed to issue 1,092,000 common shares at a price of $0.25 per share in settlement of this debt. As of September 30, 2005, these shares have not been issued.

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

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 7 - CAPITAL STOCK (continued)

During March, 2005, the Company issued 680,000 common shares at $0.25 per share upon conversion of a convertible promissory note dated April 1, 2003 made in the original principal amount of $100,000 and an additional $70,000 in consideration for finance fees (Note 5).

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

The following table summarizes information about stock option transactions:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

December 31, 2003	13,300	$100.00	0.92 years
Granted	1,500,000	$0.50
Exercised	-	-
Expired	13,300	$100.00
December 31, 2004	1,500,000	$.50	6.52 years
Granted	-	-
Exercised	-	-
Expired	-	-
September 30, 2005	1,500,000	$.50	5.75 years

During the period ended September 30, 2004 the Company granted 1,500,000 non-qualified options to consultants under the Company’s Stock Option Plan allowing for the acquisition of a total of 1,500,000 shares of the Company’s common stock at a price of $0.50. The fair value of these options will be recorded as consulting fees of $300,000 upon vesting of the options. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of seven years, a risk-free interest rate of 3% and an expected volatility of 98%. The options vest over a 30 month period. During the nine months ended September 30, 2005, 750,000 options vested and accordingly stock based compensation expense in the amount of $150,000 was recognized. As of September 30, 2005, all $300,000 of the expense has been recorded.

Warrants

As at September 30, 2005 the Company has 200,000 share purchase warrants outstanding; providing the right to acquire 200,000 common shares at a price of $1.00 per share to February 19, 2006. The estimated fair value of the warrants of $10,000 has been recorded as a separate component of stockholders' equity.

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 8 - INCOME TAXES

Income taxes are provided pursuant to SFAS No. 109, Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carry forward is not probable, the tax benefit of the loss carry forward has been offset by a valuation allowance of the same amount.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash paid during period for:
Interest on debt instruments	$4,438	$-
Income taxes	$-	$-

NOTE 10 – CONTINGENCIES

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

INTERNETSTUDIO.COM, INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)
NOTE 10 – CONTINGENCIES (continued)

On March 23, 2005, we received written demand from attorneys representing the law firm of Kopple & Klinger, LLP in a debt collection action. These attorneys demanded that our company pay to them, on account of a debt allegedly owed by our company to Kopple & Klinger, the sum of $108,207 within ten days of the date of their letter or they would pursue legal action. We did not pay this amount and, on August 25, 2005, these attorneys filed an action in the Superior Court of California, County of Los Angeles, styled Kopple & Klinger, LLP vs. Internetstudios.com aka ISMedia.com, Inc. and/or IS Media and/or Internet Studios and Does 1 through 10, inclusive, Case No. BC 333391. In this action, the plaintiff alleges that the defendants, including the Company, are indebted to the plaintiff for the sum of $108,207, plus interest from September 22, 2003, and for an attorney’s fee. They allege that the Company owes this money pursuant to either an open account arrangement, a breach of an oral contract, or under the legal theory of quantum merit. Although the Company has not made any formal response to this complaint, a case management conference was scheduled by the plaintiff for September 13, 2005 which was not attended by the Company. At the time of requesting this case management conference, the plaintiff alleged that service has been perfected against all defendants and requested entry of a default judgment against the Company. (Note 11(a))

On May 28, 2004, a senior convertible note that we issued to Alan Kapilow in the amount of $100,000 matured. This note carries interest at 10% per annum. Mr. Kapilow has demanded payment of all principal and accrued interest and he has advised us on a number of occasions that if he does not receive payment, he will refer collection to his attorneys. On July 22, 2005, Mr. Kapilow’s attorney filed a lawsuit in the Superior Court for the State of California, County of Los Angeles, styled Alan Kapilow vs. Internet Studios.com Inc., Robert MacLean, an individual, and Does 1 through 25, inclusive, Case No. BC336967, alleging breach of contract and fraud. The plaintiff is requesting damages for our alleged breach of contract in the amount of $100,000 cash, plus interest, plus 25,000 shares of common stock in our company. In addition, the plaintiff is requesting that the court award him both punitive and exemplary damages for our alleged fraud in an amount to be determined by the court and for attorney’s fees in an amount to be determined by the court. A copy of the complaint in this action was received by our resident agent in Nevada on August 22, 2005. (Note 11(a))

Although no assurance can be given as to the outcome of any potential lawsuit, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations and it intends to vigorously defend against any action.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2005 the Company:

a)

entered into a verbal agreement with Kopple & Klinger to settle an amount owing on account of legal fees for $133,000 payable $13,000, December 31, 2005 with 12 subsequent monthly payments of $10,000. The arrangement is to be formalized in a stipulation agreement;.

b)

entered into a verbal settlement agreement Alan Kapilow to repay a loan payable plus accrued interest over 54 months beginning December 31, 2005. The arrangement is to be formalized in a stipulation agreement.

c)

borrowed $50,000 at 10% from an existing lender bearing interest at 10%, due March 31, 2006, and secured by a promissory note.and guarantee by an officer of the Company. A term of the promissory note was the amendment of an existing convertible note by reducing the conversion price of the note in the amount of $150,000 from $0.50 to $.025.

d)	entered into negotiations with a note holder to restructure the terms of a note for $50,000 that became due on September 30, 2005.

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

We currently have three subsidiaries. Only one of these is active - Montecristo Entertainment LLC, a Delaware limited liability company formed on May 12, 2003 under the name International Media Acquisition Group LLC. We operate our business through this subsidiary company. Our other two subsidiaries – Online FilmandTVSales.com, Inc., a California company, and InternetStudios UK Limited, a UK limited company - are inactive.

Through Montecristo, we acquire the distribution and marketing rights to independent film products from around the world and we market and distribute these products, including theatrical motion pictures, television programs, home video products, and digitally-delivered entertainment and media. Currently, our catalogue consists of films from Japan, Thailand, India, the Czech Republic, the United Kingdom and the United States, with a focus on “world cinema”.

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

In August, 2005, we received correspondence from Mr. Bigle dated August 17, 2005, stating that the “deal” between our company and Mr. Bigle was not completed and was terminated and that the “overall transaction” never took place. Mr. Bigle enclosed with this correspondence the original of our share certificate number 337, representing the 1,000,000 common shares that we issued to him in February, 2004, receipt of which he had acknowledged when he signed the amending agreement of April 27, 2004 discussed in the immediately preceding paragraph. We believe that Mr. Bigle’s August 17, 2005 correspondence is inconsistent with the clear language of the agreements pursuant to which we acquired the Trocadero library from Mr. Bigle. We have informed Mr. Bigle that we believe that his assertions are without merit and that we will initiate appropriate legal action against him if he persists in disputing our ownership of the Trocadero library. We have not yet initiated any legal action. As a result of this course of events, we have recorded a charge for impairment for the period ended September 30, 2005, in the amount of $700,000.

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

On December 30, 2004, we signed a letter of intent with Michelle Taverna pursuant to which we agreed to appoint Mr. Taverna as president of Montecristo and a European company to be formed, and agreed to make him a director of our company as well as the European company to be formed. Mr. Taverna agreed to be responsible for all sales, marketing and distribution efforts of Montecristo and the European company. We agreed to pay to Mr. Taverna a salary in an amount to be determined (but in no event less than the salary we pay to our president and chief executive officer), and a signing bonus of 500,000 shares of our common stock. We also agreed to issue to Mr. Taverna share purchase options entitling him to purchase an additional 1,500,000 common shares of our company at an exercise price of $0.25. This letter of intent was subject to the negotiation and execution of a formal agreement; as at the date of filing of this quarterly report, we have not yet negotiated or executed such a formal agreement. On March 2, 2005, we issued 500,000 shares of our common stock to Mr. Taverna as contemplated by the letter of intent. Mr. Taverna has notified our company that he believes that we have not fully performed all of our obligations under the letter of intent, though he has not specified the obligations that he believes we have not performed, and he has notified us that he has reserved a right to seek enforcement of those provisions. We believe that we have performed, and that we continue to perform, all of our material obligations under this letter of intent. We have engaged in an informal discussion of the matter with Mr. Taverna but we have not yet resolved the matter. We hope to reach a resolution over the next few months but in the interim we believe that all parties to this letter of intent continue to perform their obligations.

During the period ended September 30, 2005, we re-evaluated our business plan and made a decision to re-introduce to the filmed entertainment industry an internet portal we had developed in 1999-2002. This portal provides transactional and digital rights management tools to owners of filmed entertainment that we believe will allow the filmed entertainment community worldwide to maximize profit opportunities from the licensing of filmed entertainment through traditional distribution channels, together with complementary technology to track such transactions. From 1999-2002, we incurred web site development expense of $6,300,000 and capitalized technology costs of $2,600,000 in connection with this portal. Recently, a former consultant to our company has enhanced the existing code to conform to current software development standards. Our company and the consultant are negotiating an agreement whereby the updated system will be owned by us and the consultant will be retained to head up a research and development team to further develop the software and portal.

We are currently seeking funding to implement our revised business plan to produce and distribute DVDs (digital video discs) to be derived from the Trocadero library and the development of a beta testing version of the portal and related code for transacting the sale and purchase of film rights. The updated technology will be used to manage and license our Trocadero film library as well as filmed entertainment owned by other rights holders.

The portal technology is being designed to eventually provide solutions for the content owner to optimize and digitally distribute filmed entertainment directly to the consumer through the InternetStudios platform.

We continue to explore other available business opportunities whereby we can build our library of filmed entertainment assets and add to our DVD titles.

Results of Operations for the Nine months Ended September 30, 2005 and September 30, 2004

The discussion set forth below relating to results of operations pertains to the comparison of the nine months ended September 30, 2005 and 2004.

Revenues

We recognized $10,148 in revenue during the nine months ended September 30, 2005, as compared to $nil for the nine months ended September 30, 2004. Historically, we have recognized revenue from our internet-based activities. Revenues ceased in 2001 as we focused all of our resources on raising capital, reorganizing and streamlining operations and developing a self sustaining business model that would see us focus on more traditional film and television marketing efforts.

Sales and Marketing Expenses

For the nine months ended September 30, 2005 we had sales and marketing expenses of $86,552, as compared to $nil for the nine months ended September 30, 2004. This increase was due primarily to attendance at film festivals, general travel and entertainment costs.

General and Administrative Expenses

Our general and administrative expenses consist primarily of management fees, salaries and related costs for general and corporate functions, including finance, accounting, facilities and fees for legal and other professional services. Our general and administrative expenses for the nine months ended September 30, 2005 were $673,907, as compared to $296,552 for the nine months ended September 30, 2004. This increase in general and administrative expenses is primarily a result of management fees and related cost associated with our new operations carried out in Montecristo Entertainment LLC and to management fees accrued for our chief executive officer.

Loss on impairment of the Trocadero Library

Owing to the assertion by the vendor of the Trocadero library that our acquisition was not completed, we have recorded a charge for impairment in the amount of $700,000, which is the value ascribed to that portion of the purchase price for the Trocadero library that we paid in the form of our common shares.

Net Loss

Our net loss was $1,532,164 for the nine months ended September 30, 2005, and $648,414 for the nine months ended September 30, 2004. The primary reason for the increase in our net loss is due to the increase in our general and administrative expenses and the charge for the impairment of the Trocadero film library. Our management believes that we will continue to experience losses from operations during the balance of the year ending December 31, 2005.

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

Liquidity and Capital Resources

From inception, we have financed our operations entirely from private placements of equity and loans. As at September 30, 2005, we had a working capital deficiency of $1,568,604 compared to a cash deficiency of $1,269,448 at December 31, 2004. Since inception, we have had negative cash flows from operating activities in each fiscal and quarterly period to date. Net cash used in operating activities was $172,761 for the nine months ended September 30, 2005 as compared to $202,242 for the nine months ended September 30, 2004.

As shown in our financial statements, we have sustained substantial losses from operations since inception. As of the date of this quarterly report, we have utilized substantially all of our available funding and we have incurred losses since inception of $70,058,280. Our continuation as a going concern will depend on our ability to raise additional capital. No assurance can be given that we will be able to raise additional funds. In the absence of such funds, we will be required to cease operations.

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

Subsequent to September 30, 2005, we renegotiated the terms of two notes payable and borrowed an additional $50,000 from an existing lender. We are currently in negotiations to raise additional equity capital to carry out our plan of operations.

There can be no assurance that such additional financing will be available to us, or if available, that the terms of such additional financing will be acceptable to us.

Future Cash Requirements

During the next twelve months we intend to produce and distribute DVDs, to expand our planned DVD sales and marketing program, and to commercialize our updated internet portal that provides rights management services and transactional abilities to the holders of filmed entertainment (see above). We plan to create a research and development department to maintain the competitiveness of our internet portal. Over the next 12 months, we believe that our sales, marketing, distribution, and research and development program will require approximately $1,250,000, including the cost to attend various film markets. Of this total, we believe that we can fund approximately $750,000 from operating revenue. We propose to fund the balance of approximately $540,000 from private placements of our equity securities.

Plan of Operations

Our primary objective over the twelve months ending September 30, 2006 will be to build a niche distribution platform to maximize revenues from filmed entertainment content in all formats through the building of a brand, the re-labelling of classic content from our Trocadero library titles and the brokering of filmed entertainment for other rights holders using our internet portal technology. We intend to focus on creating efficiencies through technology and innovative systems to address the marketing and sales of filmed entertainment globally.

Additionally, we intend to assemble a major library of filmed content by expanding the number of copyrights and distribution rights that we own, represent or broker, which will generate growth and annuity income.

Sales and Marketing

We intend to capitalize on the demand for DVDs and films on demand by providing mainstream entertainment with commercial appeal in a low-risk, cost-efficient manner. We plan to exploit any films that we acquire in DVD format from featuring special features and to acquire high quality assets that will be exploitable from a video and ancillary media perspective.

As part of this plan, we intend to promote our updated internet portal to the holders of filmed entertainment rights with a view to facilitating transactions for which we will charge a fee.

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

To September 30, 2005, we have incurred regular operating losses and we have no significant source of revenue. Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully acquire additional filmed entertainment assets, to utilize our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain a brand name for our products and to attract new and maintain old users of our services.

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

RISKS RELATED TO OUR INDUSTRY

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On November 15, 2002, The Hollywood Reporter Incorporated filed an action against our company in the Supreme Court of British Columbia. Hollywood’s claim against our company is for debt arising for the failure to pay for advertising copy published in Hollywood’s periodical. Hollywood claims $8,843.42, plus contractual and court ordered interest. We filed a Statement of Defence on December 20, 2002. There has been no further activity in this lawsuit and we intend to vigorously defend it.

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

On May 28, 2004, a senior convertible note that we issued to Alan Kapilow in the amount of $100,000 matured. This note carries interest at 10% per annum. Mr. Kapilow has demanded payment of all principal and accrued interest and he has advised us on a number of occasions that if he does not receive payment, he will refer collection to his attorneys. On July 22, 2005, Mr. Kapilow’s attorney filed a lawsuit in the Superior Court for the State of California, County of Los Angeles, styled Alan Kapilow vs. Internet Studios.com Inc., Robert MaLean, an individual, and Does 1 through 25, inclusive, Case No. BC336967, alleging breach of contract and fraud. The plaintiff is requesting damages for our alleged breach of contract in the amount of $100,000 cash, plus interest, plus 25,000 shares of common stock in our company. In addition, the plaintiff is requesting that the court award him both punitive and exemplary damages for our alleged fraud in an amount to be determined by the court and for attorneys fees in an amount to be determined by the court. A copy of the complaint in this action was received by our resident agent in Nevada on August 22, 2005. We are currently negotiating a settlement of this action.

We can give no assurance as to the outcome of any lawsuit, pending, threatened or otherwise.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

10.18       Promissory Note dated December 16, 2005 between InternetStudios.com, Inc. and Martial Chaillet with Personal Guarantee of Loan attached thereto.

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

Date: December 23, 2005